Form 10KSB
period 1996-03-31
COM/TECH COMMUNICATION TECHNOLOGIES INC
filed 1996-07-15
CIK 945640

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB

            [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                    For the fiscal year ended March 31, 1996


                           Commission File No. 0-26590

                    COM/TECH COMMUNICATION TECHNOLOGIES, INC.
                  (Exact name of registrant as specified in its charter)



New York                                                             13-3146673
(State of or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)


770 Lexington Avenue
New York, New York                              10021
 (Address of Principal                                  (Zip Code)
   Executive Officers)


Registrant's telephone number, including area code: (212) 826-2935

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12 (g) of the Act:

                    Common Stock, par value $.0001 per share
                                (Title of Class)




      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to
 Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
 Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Issuer's revenues for its most recent fiscal year were $ 1,027,209.

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of July 1, 1996, was approximately $14,905,000.

      Number of shares outstanding of the issuer's common stock, as of July 1, 1996 was 3,710,000 .


                            See Page 42 for Exhibits

                                    PART 1


Item 1.   BUSINESS

General

      Com/Tech Communications Technologies, Inc. (the "Company" or "Com/Tech") was incorporated in the State of New York on July 19, 1982 under the name A.C.T. Advanced Communication Technologies, Inc. The Company was founded by Gregory W. Harper, the Company's Chief Executive Officer, who is a consultant in the field of video based communications technology. The Company's clientele encompasses both large corporations and smaller companies seeking technical solutions to business communications problems as well as established technology companies seeking advice with respect to practical application of their technology.

      The common link across all of Com/Tech's current business is the creation and delivery of live interactive video programming instruction and video conferencing.

      To date, the Company has derived a significant amount of its revenues acting as a subcontractor and derives the bulk of its revenues from three areas:

            Private Networks: The Company designs, produces and manages distance learning and informational video programs for the medical, financial and insurance communities. Distance learning is sometimes referred to as "the electronic classroom" and involves the live two-way transmission of educational curriculum material between a central studio site and multiple classroom sites at locations around the country.

            Com/Tech Press Tours ("CPT"): The Company produces and transmits live "satellite press tours" through which media personalities may be interviewed live by dozens of talk show hosts on TV programs around the country in a single day with all of the interviews emanating from the Company's New York studio.

            Multi-media Production: Com/Tech provides the facilities and the expertise to convert standard linear television programs to interactive television, distance learning curricula, and site-specific computer-controlled entertainment and advertising programming.

      The Company is currently redirecting its focus to encompass a broader definition of communications technology. The accelerating pace of video digitization and the widening range of transmission options is blurring the lines between data and video transmission. Digitized video is data. It is now possible to see video on a computer and data on a TV screen. Therefore, the

Company has been seeking new business opportunities which can benefit from its technical expertise and understanding of the interfaces and interactions of data transfer and video communications.

Company Background

      The Company has been designing, creating and servicing networks for its clients since 1985. Two [2] of the Company's more significant projects are as follows:

      (1) Private Financial Network

            In 1985, the Company was retained to develop a video component for the New York Society of Security Analysts ("NYSSA"). The Company, in conjunction with the Private Satellite Network, developed a private network known as the Institutional Research Network ("IRN") to broadcast financial presentations of public corporations to institutional investors in their offices across the country. The IRN, which is now known as The Private Financial Network ("PFN"), a wholly-owned subsidiary of the National Broadcasting Corporation ("NBC"), provides financial information via Personal Computer ("PC") and television to subscribers in the financial community. Com/Tech has been under contract with PFN to provide the technical facilities for videotaping on-location interviews with prominent corporate executives and the regular meetings of the NYSSA. The video material is made available to PFN subscribers either on demand from the PFN database or, in the case of conferences, meetings or events, live via satellite. To accommodate the NYSSA meetings, Com/Tech has equipped a video production facility at the NYSSA location in the New York City's World Trade Center with a videotaping package that includes remote-controlled cameras in the NYSSA meeting room.

            The Company's contract with NBC expired on June 30, 1995, but the Company continued to provide services under the terms of the contract until the end of 1995. Subsequently, NBC brought this work "in-house." For the year ended March 31, 1996, the Company derived $281,686 of revenue from The Private Financial Network, or 27% of the Company's revenue for that period.

            The Company has continued to operate the NYSSA facility for other clients. Since March, 1996 the Company has been providing downlink and site management services at the NYSSA facility for IDTN, a distance learning network operated by Westcott Communications, Inc.

      (2) Medical Liability Mutual Insurance Corporation

            In 1992, the Company was retained by Peter Larkin Communications ("PLC"), to help produce and actualize interactive video seminars for the Medical Liability Mutual Insurance Corporation ("MLMIC"). MLMIC, which insures over 14,000 doctors, is a physician-owned mutual insurance company that is not only New York State's largest underwriter of medical liability insurance, but the second largest underwriter of such insurance in the country. The Company assisted MLMIC in the design and building of a dedicated video network of 22 sites for MLMIC, strategically located throughout the State of New York. Through these sites, MLMIC insured doctors participate in risk- management courses, which entitle them to significant reductions in their liability insurance premiums. The Company, in conjunction with PLC, delivers a series of continuing education programs for physicians on the subject of medical risk management issues on behalf of MLMIC. Until 1992, these seminars were provided live by MLMIC at dispersed locations throughout the US and conducted by a traveling seminar team. Since 1992, MLMIC through PLC has contracted with Com/Tech to produce and deliver such seminars in a video format with content provided by PLC, filmed in New York by Com/Tech and transmitted live by Com/Tech simultaneously to multiple locations in hospitals and group medical practices, where the attendee physicians may conveniently be gathered. An interactive capability enables attendees at any location to ask questions of the host or presenter in Com/Tech's studio. To date, approximately 8,000 physicians have participated in these video seminars in New York State. These video seminars have been successfully received based on anonymous responses. MLMIC offers new seminars to their constituency every six months, and Com/Tech has provided technical design, studio production, satellite transmission and other logistical support for these programs since their inception in 1992. The Company is paid by MLMIC on a per project basis and such fees have ranged from $11,889 to $71,021, per project. For the year ended March 31, 1996, the Company derived $ 263,130 of revenue from MLMIC or 26% of the Company's revenues for that period.


New Business Objectives

      The Company planned to develop a private satellite-based distance learning network for use by corporations, professionals, organizations and providers of educational course material to expand the reach of their existing infrastructure while reducing the cost of delivery to the individual student.

      Subsequent to the Company's initial public offering, several factors led management to redirect the focus of the Company. First, the rapid growth of corporate networks increased the competition and narrowed the market for corporate users of private satellite-delivered distance learning networks. Second, the rapid pace of development in alternative technologies has presented opportunities to offer similar services using several communication modes, including fiber optic lines, high speed data lines, the Internet, direct broadcast satellite, as well as traditional satellite technology. Third, the cost of satellite time has increased significantly in the past year, making satellite delivered distance learning applications appropriate for broadcast to large numbers of sites, but less cost effective than other options for smaller numbers of sites. Consequently, the

Company has chosen to diversify  its new business  development,  both within the
distance   learning  field,  and  within  the  broader  realm  of  communication technology.

      In the distance learning field, the Company has taken several initiatives. In January, 1996, the Company concluded an agreement with the New York Society of Security Analysts for the joint development and delivery through distance learning technology, of courseware to candidates studying for the CFA (Certified Financial Analyst) examination. Also, in January, 1996, the Company announced the formation of the NorthStar Distance Learning Division to spearhead the Company's current and future distance learning programs.

      The Company has been providing interactive satellite-delivered distance learning services, utilizing existing downlink infrastructure. This has been deemed more prudent and cost-effective than investing in the construction of a private downlink network, which had been considered previously. The Company has also begun a strategic relationship with Westcott Communications, Inc., the industry leader in private satellite networks. As noted in the discussion of The Private Financial Network, the Company has been providing Westcott's Interactive Distance Training Network (IDTN) with site management services at the NYSSA facility which has allowed IDTN to quickly establish an interactive distance learning site in Manhattan. Prior to this relationship, IDTN was using a site on Long Island which was not nearly as convenient or prestigious as the NYSSA location in the World Trade Center. The Company is currently in negotiation with IDTN to complete a long term agreement to provide these services.

      By not investing in the construction of a private satellite network, the Company anticipates that it will utilize its resources to pursue the development of its business through acquisition. This strategy will accelerate the expansion of Com/Tech's capabilities with the added benefit of immediate revenues. The Company announced in April, 1996, its intent to purchase Wireless Data Systems, Inc. (WDS) of Washington, D.C., subject to further negotiation, and to the satisfactory conclusion of the due diligence process and Board approval. Additionally the acquisition of WDS is subject to approval by the Federal Communications Commission (the "FCC").

      WDS 1995 revenues include revenues from the origination and transmission of television feeds for U.S. Government clients including the FAA, the Department of Defense, The White House, and the U.S. Postal Service, as well as media clients such as CNN, Dow Jones, Reuters, AT&T, Ameritech, C-Span and the National Cable Television Association.

      WDS owns a satellite teleport and video production studio located at the Metro Center in Washington, connected by WDS' own fiber optic transmission network to strategic locations within the Beltway, including The White House, Capitol Hill hearing rooms, and federal agencies such as the FAA. Their system is also interconnected with the national fiber systems. WDS also owns a FCC construction permit for a low power television station (LPTV) to be located in Baltimore, MD, and has an application pending to move the station to Washington.

      The Company believes that the complementary capabilities of the two companies in the origination and transmission of television programming via satellite and digital media will yield substantial opportunities for the enhancement of current services and the development of new business consistent with Com/Tech's strategic goals. Although it has its own satellite capabilities, WDS provides the Company with the capability to offer the multiple delivery options described above, which can provide customers with the most cost-effective route for the content they are seeking. The Company expects that synergies resulting from this combination of technical skills and resources will enable it to provide its customers with a unique set of communication tools to serve their needs in distance learning, satellite media tours and business television.

      In a move to further broaden and diversify its technological capabilities, the Company announced in June, 1996, that it had entered into a letter of intent to acquire Triangle MicroSystems, Inc., a privately-held company, located in Raleigh, North Carolina, which designs and develops electronic-based control instrumentation and data transfer systems. The acquisition is subject to further negotiation, and to the satisfactory conclusion of the due diligence process and Board approval.

      Triangle MicroSystems (TMS), incorporated in 1979, is a profitable developer of microprocessor-controlled electronic systems for the control and transfer of both digital and analog data. TMS has developed systems for use in a range of industries including microprocessor-based electronic gasoline pump controllers; point-of-sale credit authorization control systems; and state-of-the-art building environmental controls and automation systems ("smart buildings").

      The Company's management believes that the merging of TMS' electronic design and development capabilities with the Company's extensive communications expertise will effectively link the converging worlds of remote data management and communications to facilitate the movement of digital information for both video and control systems. The combined resources will yield substantial opportunities for the development of new business, while the strong revenue and profitability base of TMS will enhance pursuit of its own strategic goals.


Sales and Marketing

      The Company has traditionally derived its revenues from referrals and its existing client base. A marketing strategy is now being developed for its new business opportunities which, upon the completion of the aforementioned acquisitions, will expand the capabilities and the market base of the Company. The combined resources of the Company's existing operations in New York City and Wireless Data Services' Washington, D.C. facilities, for example, will greatly expand the services the Company can offer to clients. It is anticipated that additional marketing personnel will be hired after the acquisition to implement marketing and sales strategies for all of the Company's services and products.

      The Company has identified a number of potential clients, and plans to secure their participation through a sales program that will combine direct marketing efforts with a dedicated sales force. The Company believes that most clients will utilize both production and network services, and that most will have reason to use the Company's network on a recurring basis (as has been the Company's experience). The Company expects that referrals of satisfied past clients will continue to be one of its most effective marketing tools.

      In addition, Com/Tech will build on the success of its satellite press tour service (CPT) by more aggressive marketing beyond the current base of publishing and entertainment clients.


Production and Delivery

      The Company currently maintains a video production and editing studio, with satellite transmission capabilities, in New York City. These facilities have recently been enhanced with new cameras, monitors and videotaping equipment. The addition of the new equipment has increased the Company's capacity to provide remote production services to its clients and has reduced the need for rental equipment to meet specific client needs. The acquisition of WDS will significantly expand the Company's production delivery capabilities with the addition of a Washington studio and WDS' satellite and fiber optic transmission resources.


Satellite Signal

      The Company has contracted with Waterfront Communications, which acts as the Company's agent for the sourcing of satellite transponder capacity for delivery of the programming signals throughout the continental United States and Canada. The agreement provides for a term of three (3) years commencing May 1, 1995 at a rate of $800.00 per month plus a per use charge. Through its arrangement with Waterfront Communications, the Company has the ability to avail itself of satellite transponder capacity at anytime of the day or night subject to availability. In the event that a satellite relaying the Company's programming were to become unavailable, use of another satellite would be necessary. The Company believes that sufficient satellite availability currently exists to meet its foreseeable needs should the satellites currently utilized become unavailable. The addition of WDS will significantly increase the Company's flexibility in this regard.

Competition

      The Company competes with a number of businesses that provide video production services, satellite-delivered training material, and other video communications services. The Company expects to encounter intense competition for these services. Westcott Communications, the industry leader in private distance learning satellite networks, has far greater resources than the Company. However, the Company has availed itself of the opportunity to develop a strategic relationship with Westcott by providing them with a downlink site in Manhattan and site management services. The acquisition of WDS will also improve the Company's competitiveness by creating opportunities to provide new, innovative services, and greater flexibility in meeting clients' communication needs, as compared with competitors with significant capital investments in a single transmission mode, such as satellite delivery. The addition of WDS will also give the Company a presence in a major new market, Washington, D.C. The diversification of the Company's business through the acquisition of Triangle MicroSystems will also add to the Company's ability to compete.

Intellectual Property

      The Company currently does not hold any patents on products. However, the Company intends to file for patent protection for any new technologies or processes which might be developed as a result of its continuing research and development efforts.

Employees

      As of June, 1996, the Company has 12 full-time employees. Of these, 5 are responsible for production, 6 administrative and 1 sales. The Company enters into agreements containing confidentiality restrictions, as well as provisions of non-competition during employment with the Company. The Company has never had a work stoppage and no employees are represented by a labor organization. The Company considers its employee relations to be good.


Item 2.  PROPERTIES.

      The Company's executive offices and media facilities are located at 770 Lexington Avenue, New York, NY 10021 under a lease expiring December 31, 2001. The Company leases approximately 5,000 feet of office space at 770 Lexington Avenue, New York, NY 10021. The lease was entered into in October 1986 and was extended until January 31, 2001. The lease provides for minimum rent of $105,300 per annum. Additionally, in July, 1995, the Company entered into a month-to-month lease for further office space at 369 Lexington Avenue, New York, NY, with MarketLink, a partnership in which the Company's Chairman has an interest. Currently, the monthly rent is $5,100. The Company believes that these facilities are adequate to meet its current needs and that suitable additional or alternative space will be available as needed in the future on commercially reasonable terms. A significant expansion of the Company's operations would require the Company to lease or build additional space.


Item 3.  LEGAL PROCEEDINGS

      There is no material litigation pending or threatened against the Company nor are there any such proceedings to which the Company is a party.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            There have been no matters which have been submitted to a vote of the Company's security holders.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

      The Company's securities commenced trading in the over-the-counter market on the effectiveness of the Company's Initial Public Offering on August 23, 1995 in the form of shares of Common Stock. The Common Stock is regularly quoted and traded on the NASDAQ system under the symbol CMTK.

      The following table indicates the high and low bid prices for the Company's Common Stock for the period up to July 1, 1996 based upon information supplied by the NASDAQ system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.


Common
Stock
            1995 Calendar Year                  Quoted Bid Price
                                                High        Low
            August 23, 1995 through
                  September 30, 1995            11          9 1/2
            Fourth Quarter                      10 1/4      7 1/4

            1996 Calendar Year                  Quoted Bid Price
                                                High        Low
            First Quarter                       8 5/8       5
            Second Quarter                      7 3/8       3 3/4

      On July 1, 1996 the closing price of the Common Stock as reported on NASDAQ SmallCap Market was $ 5 1/2. On July 1, 1996 there were 33 holders of record of Common Stock.

Item 6:

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------


Overview

The Company initiated operations on July 19, 1982. It has been deriving a significant amount of its revenues from the provision of video technology services in several areas of business:

o Private Networks: The Company designs, produces and manages distance learning and informational video programs for the medical, financial and insurance communities. Distance learning is sometimes referred to as "the electronic classrooms" and involves the transmission of educational curriculum material between a central studio site and multiple classroom sites at locations around the country. Often these programs offer interactive communications so that the students can ask questions and otherwise interact with the instructors.

o Satellite Press Tours: The Company produces and transmits live "satellite press tours" through which media personalities may be interviewed by talk show hosts on TV programs around the county with all of the interviews emanating from the Company's New York studio.

o Multi-Media Production: Com/Tech provides the facilities and the technical expertise to convert standard linear television programs to interactive television, distance learning curricula, and site- specific computer-controlled entertainment and advertising programming.

The Company currently maintains a video production and editing studio with satellite transmission facilities in New York City.

The Company is in the process of expanding its business opportunities in several areas with the proceeds of its public offering. In January 1996, the Company announced the formation of the NorthStar Distance Learning Division, to spearhead the Company's current and future distance learning programs. One of its first efforts was the conclusion of a multi-year agreement with the New York Society of Securities Analysts for the joint development and delivery through distance learning technology, of courseware to candidates studying for the CFA [Certified Financial Analyst] examination.

The Company has also been pursuing the acquisition of companies which offer the potential to enhance strategic goals and shareholder value. The increased focus on acquisition will provide an opportunity to build the Company's operating base faster than through internal growth alone. To this end, the Company announced in April 1996, that it had entered into a letter of intent to acquire Wireless Data Systems, Inc. ["WDS"] of Washington, D.C., subject to further negotiation and FCC approval, and to the satisfactory conclusion of the due diligence process and Board approval. WDS owns facilities in downtown Washington which provide video production services, satellite transmission, and fiberoptic lines which offer strategic links to key government clients. WDS also owns an FCC construction permit for a low powered television station to be located in Baltimore, MD, and has applied for a permit to move it to Washington. The complementary capabilities and resources of Com/Tech and WDS offer substantial opportunities for enhancing current business and developing new business in the communications technology field.

The Company has also entered into a letter of intent to acquire Triangle MicroSystems, Inc. ["TMS"], a privately-held company, located in Raleigh, North Carolina, which designs and develops electronic- based control instrumentation and data transfer systems. The acquisition is subject to further negotiation, and to the satisfactory conclusion of the due diligence process and Board approval. Triangle MicroSystems, incorporated in 1979, is a developer of microprocessor-controlled electronic systems for the control and transfer of both digital and analog data. TMS has developed systems for use in various industries including microprocessor-based electronic gasoline pump controllers; point of sale/credit authorization control systems; and state-of-the-art building environmental controls and automation systems ["smart buildings"].

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------



Overview [Continued]

Management believes that the merging of TMS' electronic design and development capabilities with the Company's extensive communications expertise will effectively link the converging worlds of data transfer and communications to facilitate the movement of digital information for both video and control systems. The combined resources will yield substantial opportunities for the development of new business opportunities, while the strong revenue and profitability base of TMS will enhance Com/Tech's pursuit of its own strategic goals.

On April 27, 1996, the Board of Directors appointed Eugene L. Lewis, the Company's Chief Operating Officer, to serve as Director and President, succeeding Peter Wild, who resigned. Mr. Lewis has extensive experience in corporate management and capital project development in both the public and private sectors. As Director of Planning for several major engineering consulting firms, he managed the design and construction of large capital projects. He also held executive positions in corporate administration, including Director of Administration at Citizens Utilities Company, an investor-owned utility. In the public sector, Mr. Lewis served as Manager, Program Development for the Port Authority of New York and New Jersey, where his responsibilities included planning and developing information systems for the Port Authority Bus Terminal. In addition to advancing the Company's new business opportunities, Mr. Lewis will focus on improving operating efficiency of current operations and developing capital programs associated with acquisitions such as Wireless Data Systems and Triangle MicroSystems.

Year ended March 31, 1996 compared to year ended March 31, 1995

Results of Operations

Revenues for the years ended March 31, 1996 and 1995 were approximately $1,027,000 and $1,318,000 respectively. The reduction in revenues of approximately $291,000 is primarily attributed to a shortfall in the Company's Satellite Media Tour and production services revenue sectors, and to a reduced operating capability at the Company's editing facilities for the first six months of the current fiscal year due to repairs and equipment upgrade. This upgrade was completed in September 1995.

The gross profit for the year ended March 31, 1996 was $510,291 or 50% as compared to $902,958 or 69% for the year ended March 31, 1995 respectively. This decrease in gross profit is a result of additional costs for rental of equipment for editing facilities due to the non-operation of the editing facilities for the first six months of this period and the hiring of a production employee in August 1995.

Selling expense for the year ended March 31, 1996 and 1995 was $272,844 and $96,270 an increase of approximately $177,000. This increase was due to intensified selling activities. Salaries, payroll taxes and benefits increased approximately $125,000 over the same corresponding period of the prior year. This increase was due to the addition of new employees. Consulting fees increase of approximately $111,000 over the corresponding period of the prior year. This increase was due to the hiring of outside consultants in anticipation of future revenue growth. Other operating expenses increased approximately $154,000 from $47,996 for the year ended March 31, 1995 to $201,497 for the current year. This increase was caused by additional expenditures for temporary manpower, investors' relations and other expenses incurred with the development of increasing the Company's revenue base. The Company provided an additional allowance for bad debts of approximately $101,000 over the prior corresponding year. Additional expense in professional fees of approximately $54,000 was caused by additional costs incurred associated with the increased responsibilities of a publicly held company. In addition, the Company has non-cash expenses of $330,000 in connection with the common stock issued to employees and $1,320,000 in financing costs that was incurred in conjunction with the Bridge Loans received in May of 1995.

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------



Year ended March 31, 1996 compared to year ended March 31, 1995

Results of Operations

Interest expense for the years ended March 31, 1996 and 1995 was $24,425 and $11,325, respectively. This increase was primarily attributable to an increase in capitalized lease obligations.

Liquidity and Capital Resources

At March 31, 1996, the Company had working capital of $3,345,287 and cash and cash equivalents of $3,221,714. The Company utilized $2,352,494 from operations for the year ended March 31, 1996 as compared to providing $165,337 from operations in 1995. The Company used $327,515 and $98,672 in investing activities for the years ended March 31, 1996 and 1995, respectively. The Company generated $5,847,114 from financing activities which includes the net proceeds from its public offering of $4,549,988 in the year ended March 31, 1996 as compared to utilizing $16,317 in the corresponding prior year.

The Company has stockholders' equity of $3,804,524 as of March 31, 1996. Should the Company require additional equity funding, it must first obtain prior written consent from the underwriter of the public offering. This restriction is for a period of 24 months after the effective date of the registration statement, which occurred on August 23, 1995. Consequently, the Company could be restricted by this underwriting agreement from meeting its liquidity needs. However, the Company is not prohibited from securing bank financing.

Impact of Inflation

The Company does not believe that inflation has had a material adverse effect on sales or income during the past periods. Increase in supplies or other operating costs could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

Year ended March 31, 1995 compared to year ended March 31, 1994

Results of Operations

Revenue for the years ended March 31, 1995 and 1994 were approximately $1,318,000 and $1,167,000, respectively. The increase of $151,000 or 13% is primarily attributable to the management's efforts and increase in revenue from Private Financial Network, ["PFN"] negated slightly due to the non-operations of the editorial facilities for the month of January 1995 due to repairs and minor upgrades.

The gross profit for the year ended March 31, 1995 was $902,958 as compared to $946,047 for the year ended March 31, 1994. The gross profit percentage decrease approximately 12.5%. During the year ended March 31, 1994, the Company had a contract which reimbursed it for direct travel costs. This contract was not available in 1995. A slight increase of the cost of operations also contributed to the decline in the gross profit.

Operating expenses for the year ended March 31, 1995 and 1994 were approximately, $890,000 and $980,000, respectively. The reduction in operating expenses of approximately $90,000 is mainly attributable to decreases in selling expense of approximately $39,000, bad debt expense of approximately $78,000, other operating expenses of approximately $14,000 and professional fees of approximately $17,000 offset by an increase in salaries, payroll taxes and benefits of approximately $73,000.

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------



Year ended March 31, 1995 compared to year ended March 31, 1994

Results of Operations [Continued]

Interest  expense  for the year ended  March 31,  1995 and 1994 was  $11,325 and
$39,671,  respectively.   This  improvement  was  primarily  attributable  to  a
reduction of outstanding interest bearing obligations.

The Company's net loss for the year ended March 31, 1995 and 1994 was $1,467 and $51,613, respectively. This improvement was attributable to a decrease in gross profit of $43,081 offset by a decrease in operating expenses of $89,589.

Liquidity and Capital Resources

At March 31, 1995, the Company had working capital deficit of $14,635 and cash and cash equivalents of $54,609. The Company provided $165,337 from operations for the year ended March 31, 1995. The Company used $98,672 in investing activities for the year ended March 31, 1995. The Company utilized $16,317 from investing for the year ended March 31, 1995.

The Company has stockholders' equity was $372,890 as of March 31, 1995 as compared to $324,357 as of March 31, 1994.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders of
  Com/Tech Communications Technologies, Inc.
  New York, New York


            We  have  audited  the   accompanying   balance  sheet  of  Com/Tech
Communications Technologies, Inc. as of March 31, 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Com/Tech Communications Technologies, Inc. as of March 31, 1996, and the result of its operations and its cash flows for each of the two years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.









                                          MOORE STEPHENS, P.C.
                                          Certified Public Accountants.

Cranford, New Jersey May 30, 1996 [Except as to Note 12 for which the date is June 30, 1996]

Item 7:

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
- ------------------------------------------------------------------------------


BALANCE SHEET AS OF MARCH 31, 1996.
- ------------------------------------------------------------------------------





Assets:
Current Assets:
  Cash and Cash Equivalents                                             $ 3,221,714
  Accounts Receivable - [Net of Allowance of $10,667]                        63,078
  Loan Receivable - Officer                                                  28,983
  Related Party Receivable                                                  265,000
  Interest Receivable - Related Parties                                      25,734
  Federal Tax Receivable                                                      3,500
  Prepaid Expenses                                                           42,158
  Miscellaneous Receivable                                                   15,517
                                                                        -----------

  Total Current Assets                                                    3,665,684

Equipment:
  Equipment                                                               1,225,395
  Equipment Under Capitalized Leases                                        131,176
  Furniture and Fixtures                                                     15,364
  Leasehold Improvements                                                     95,239
                                                                        -----------

  Total - At Cost                                                         1,467,174
  Less:  Accumulated Depreciation                                         1,159,337

  Equipment - Net                                                           307,837
                                                                        -----------

Other Assets:
  Loan Receivable - Officer                                                 115,931
  Deposits                                                                   38,080
  Deferred Expense - Net                                                     68,333
                                                                        -----------

  Total Other Assets                                                        222,344

  Total Assets                                                          $ 4,195,865
                                                                        ===========



See Notes to Financial Statements.

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
- ------------------------------------------------------------------------------


BALANCE SHEET AS OF MARCH 31, 1996.
- ------------------------------------------------------------------------------





Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                                      $   179,566
  Current Portion of Capitalized Lease Obligations                           32,941
  Accrued Expenses                                                           68,311
  Accrued Taxes                                                              29,187
  Other Payables                                                             10,392
                                                                        -----------

  Total Current Liabilities                                                 320,397

Long-Term Liability:
  Capitalized Lease Obligations                                              70,944

  Total Liabilities                                                         391,341

Commitments and Contingencies [6 and 8]                                          --
                                                                        -----------

Stockholders' Equity:
  Common Stock, $.0001 Par Value, 25,000,000 Shares Authorized,
   3,710,000 Shares Issued and Outstanding                                      371

  Paid-in Capital                                                         6,596,951

  Retained Earnings [Deficit]                                            (2,792,798)

  Total Stockholders' Equity                                              3,804,524

  Total Liabilities and Stockholders' Equity                            $ 4,195,865
                                                                        ===========





See Notes to Financial Statements.




COM/TECH COMMUNICATION TECHNOLOGIES, INC.
- ------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
- ------------------------------------------------------------------------------



                                   Years ended
                                    March 31,
                                 1 9 9 6 1 9 9 5

Revenues                                                   $1,027,209   $ 1,318,433

Cost of Operations                                            516,918       415,475
                                                           ----------   -----------

  Gross Profit                                                510,291       902,958
                                                           ----------   -----------

Operating Expenses:
  Selling Expense                                             272,844        96,270
  Salaries, Payroll Taxes and Benefits                        600,832       475,442
  Compensation of Related Party                               135,000            --
  Consulting Fee                                              110,854            --
  Depreciation and Amortization                               235,236       137,703
  Rent and Utilities                                           98,912       112,370
  Other Operating and Administrative Expenses                 201,497        47,996
  Bad Debt Expense                                            103,772         3,020
  Professional Fees                                            71,248        17,496
  Reimbursed Related Party Expenses                           104,405            --
  Compensation Expense - Issuance of Stock [9D]               330,000            --
  Financing Costs [10]                                      1,320,000            --
                                                           ----------   -----------

  Total Operating Expenses                                  3,584,600       890,297
                                                           ----------   -----------

  [Loss] Income from Operations                            (3,074,309)       12,661
                                                           ----------   -----------

Other Income [Expense]:
  Interest Expense                                            (24,425)      (11,325)
  Interest Income                                             144,325         5,724
  Gain on Disposal of Equipment                                11,332            --
  Miscellaneous Income                                          1,836            --
                                                           ----------   -----------

  Total Other Income [Expense]                                133,068        (5,601)
                                                           ----------   -----------

  [Loss] Income Before [Provision] Benefit for Income Taxes(2,941,241)        7,060

[Provision] Benefit for Income Taxes:
  Federal                                                      15,343       (16,600)
  State                                                        (1,606)      (17,427)
  Deferred                                                     39,500        25,500
                                                           ----------   -----------

  Total [Provision] Benefit for Income Taxes                   53,237        (8,527)
                                                           ----------   -----------

  Net [Loss]                                               $(2,888,004) $    (1,467)
                                                           ===========  ===========

  Net [Loss] Income Per Share                              $     (.89)  $        --
                                                           ==========   ===========

  Average Number of Shares Outstanding                      3,256,301     2,560,000
                                                           ==========   ===========


See Notes to Financial Statements.







COM/TECH COMMUNICATION TECHNOLOGIES, INC.
- ------------------------------------------------------------------------------


STATEMENT OF STOCKHOLDERS' EQUITY
- ------------------------------------------------------------------------------



                                                               Retained     Total
                                 Common Stock        Paid-in   Earnings Stockholders'
                              Shares      Amount     Capital   [Deficit]   Equity

Balance - April 1, 1994      2,000,000 $      200  $ 277,484  $   96,673 $  374,357

  Net [Loss]                        --         --         --      (1,467)    (1,467)
                             --------- ----------  ---------  ---------- ----------

Balance - March 31, 1995     2,000,000        200    277,484      95,206    372,890
  May 10, 1995 - Conversion of
   Debt to Equity [9A]          60,000          6    119,544          --    119,550

  May 15, 1995 - Issuance of
   Stock in Connection with
   Bridge Loan [10]            400,000         40  1,319,960          --  1,320,000

  May 17, 1995 - Issuance of
   Stock to Employees [9D]     100,000         10    329,990          --    330,000

  August 23, 1995 - Issuance of
   1,150,000 Shares of Common
   Stock in Public Offering [Net
   of  Offering Costs of
   $1,200,012] [9E]          1,150,000        115  4,549,873          --  4,549,988

  August 29, 1995 - Issuance of
   Underwriter's  Warrants for
   100,000 Shares                   --         --        100          --        100

  Net [Loss] for the Year Ended
   March 31, 1996                   --         --         --  (2,888,004)(2,888,004)
                             --------- ----------  ---------  ---------- ----------

Balance - March 31, 1996     3,710,000 $      371  $6,596,951 $(2,792,798$3,804,524
                             ========= ==========  ========== =====================



See Notes to Financial Statements.





COM/TECH COMMUNICATION TECHNOLOGIES, INC.
- ------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
- ------------------------------------------------------------------------------

                                   Years ended
                                    March 31,
                                 1 9 9 6 1 9 9 5

Operating Activities:
  Net [Loss]                                               $(2,888,004) $    (1,467)
                                                           -----------  -----------
  Adjustments  to  Reconcile  Net  [Loss] to Net Cash  [Used  for]  Provided  by
   Operating Activities:
   Depreciation and Amortization                              235,236       137,703
   Provision for Losses on Accounts Receivable                103,772         3,020
   [Gain] Loss on Disposal of Fixed Assets                    (11,332)        6,386
   [Decrease] in Deferred Taxes                               (39,500)      (25,500)
   Compensation Expense                                       330,000            --

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                       22,551        47,800
     Prepaid Expenses and Other Current Assets               (113,877)      (11,455)
     Interest Receivable                                      (25,734)           --

   Increase [Decrease] in:
     Accounts Payable                                          74,890         3,557
     Taxes Other than Income Taxes                              8,432         9,997
     Income Taxes                                             (30,100)       33,107
     Accrued Liabilities                                        2,465       (32,821)
     Other Payable                                            (21,293)       (4,990)
                                                           ----------   -----------

     Total Adjustments                                        535,510       166,804
                                                           ----------   -----------

  Net Cash - Operating Activities                          (2,352,494)      165,337
                                                           ----------   -----------

Investing Activities:
  Purchases of Machinery and Equipment                        (60,103)     (100,298)
  Deposit                                                      (2,412)       (5,000)
  Loan Advances to Related Party                             (265,000)       (1,635)
  Repayment of Loan Advances to Officer                            --         8,261
                                                           ----------   -----------

  Net Cash - Investing Activities                            (327,515)      (98,672)
                                                           ----------   -----------

Financing Activities:
  Proceeds from Bridge Loans                                  400,000            --
  Repayment of Bridge Loans                                  (400,000)           --
  Repayment of Bank Loan                                           --       (12,000)
  Repayment of Loan Obligation                                (22,974)       (4,317)
  Net Proceeds from Initial Public Offering                 4,549,988            --
  Exercise of Warrants                                            100            --
  Financing Cost                                            1,320,000            --
                                                           ----------   -----------

  Net Cash - Financing Activities                           5,847,114       (16,317)
                                                           ----------   -----------

  Net Increase in Cash and Cash Equivalents                 3,167,105        50,348

Cash and Cash Equivalents - Beginning of Years                 54,609         4,261
                                                           ----------   -----------

  Cash and Cash Equivalents - End of Years                 $3,221,714   $    54,609
                                                           ==========   ===========

See Notes to Financial Statements.

                                         20


COM/TECH COMMUNICATION TECHNOLOGIES, INC.
- ------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
- ------------------------------------------------------------------------------




                                   Years ended
                                    March 31,
                                 1 9 9 6 1 9 9 5

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the years for:
   Interest                                                $   24,425   $    10,288
   State and Federal Income Taxes                          $       --   $    15,750

Supplemental Disclosures of Non-Cash Transactions:
  The Company recorded the following non-cash transactions related to the loan receivable officer:

  During June 1994, the Company transferred an automobile with a net book value of $13,104 to an officer.

  During fiscal 1994, an officer paid $50,000 directly to the bank for an outstanding note.

  During fiscal 1994, an officer purchased equipment worth $34,000 for the Company.

  During the year ended March 31, 1995, the Company accrued interest income of $4,400 on the outstanding principal loan receivable balance.

  On May 10, 1995, the Company converted debt of $119,550 into 60,000 shares of the Company's common stock.

  On May 17, 1995, 100,000 shares of the Company's common stock were issued to employees of the Company. A non-cash compensation expense of $330,000 was recorded to reflect the fair value of the Company's common stock that was issued.

  On August 11, 1995, the Company exchanged a fixed asset with a net book value of $13,761 for a final settlement of a purchase contract to Chyron Corporation for $25,093, which resulted in a gain of $11,332.

  The Company expensed $1,320,000 as a non-cash financing cost in conjunction with the 400,000 shares of stock in connection with the bridge loans received in May of 1995.

  The Company entered into a capital lease obligation for equipment totaling $52,246.




See Notes to Financial Statements.

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------




[1] Organization and Business

The Company's business operations consist of production of video and teleconferencing multi-media services from two locations in the New York metropolitan area. Com/Tech Communication Technologies, Inc. was incorporated in the State of New York on July 19, 1982 under the name A.C.T. Advanced Communication Technologies, Inc. On July 20, 1982, the Certificate of Incorporation was amended changing the name of the Company to Com/Tech Communication Technologies, Inc.

[2] Summary of Significant Accounting Policies

[A] Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

[B] Cash Concentration - The Company currently has funds invested in financial instruments in the amount of approximately $3,200,000 that are subject to credit risk beyond the insured amounts.

[C] Concentration of Credit Risk - The Company routinely assesses the financial strength of its customers and based upon factors surrounding the credit risk of its customers believes, that after providing an allowance for bad debts, its accounts receivable credit risk is limited.

[D] Equipment - Equipment, furniture and fixtures, and leasehold improvements are stated at cost. Expenditures for maintenance, repairs and minor renewals are expensed as incurred. When assets are retired, or otherwise disposed of, the related cost and accumulated depreciation are removed from their respective accounts and any profit or loss on such disposition is included in operations.

[E]   Depreciation   and  Amortization  -  Depreciation  is  calculated  on  the straight-line and declining balance methods to amortize the cost of various classes of depreciable assets over their estimated useful lives, which is five years for all classes. During fiscal 1996, the Company reduced its estimate of the useful lives of its production equipment from ten to five years. This change had the effect of increasing the net loss for March 31, 1996 by approximately $93,000 [$.03 loss per share]. Amortization of leasehold improvement is calculated on the straight-line method over the life of the lease.

[F] Prepaid Expenses - Prepaid expenses are comprised of consulting fees and insurance premiums.

[G] Deferred Expense -At the close of the public offering, the Company made a $100,000 payment to the underwriter for future financial services. Amortization is calculated over a straight-line base over the life of the agreement which is five years. Amortization expense as of March 31, 1996 was approximately $11,700.

[H] Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

[I] Stock Options and Similar Equity Instruments Issued to Employees - The Company uses the intrinsic value method to recognize compensation expense in accordance with Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, compensation expense for stock based compensation is computed as the excess of the market price of the stock over the option price on the measurement date.

[J] Revenue Recognition - The Company's policy is to record revenue when services are performed.

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #2
- ------------------------------------------------------------------------------



[2] Summary of Significant Accounting Policies [Continued]

[K] Net [Loss] Per Share - Net [loss] per share was calculated based on the weighted average number of shares outstanding during the periods presented. In addition, shares issued prior to the public offering and issued below the proposed public offering price have been treated as outstanding for all periods presented.

[L] Reclassification - Certain prior year items have been reclassified to conform with the current year's presentation.

[M] Business Concentrations - For the year ended March 31, 1996, the Company had net sales to two [2] customers, one of whom was a significant customer in 1995, that derived approximately 27% and 26% of net sales. For the year ended March 31, 1995, the Company had net sales to 3 customers that derived approximately 31%, 17% and 11% of net sales.

[3] Related Party Transactions

[A] Loan Receivable Officer - The loan receivable was a demand loan with interest at 9% per annum to the President of the Company. On March 31, 1995, the balance of $144,914 was converted to an installment loan with a five-year term and interest of 9% per annum [See Note 12C].

[B] Stockholder Loan Payable - The Company had a demand loan payable from December 30, 1987 with interest at 8% per annum. As of March 31, 1995, a total of $80,000 of principal and accrued interest of $39,550 was due. On May 10, 1995, the Company issued 60,000 shares of common stock for the conversion from debt to equity for the interest and principal balance of $119,550 [See Note 9A].

[C] Related Party Receivable - The Company in exchange for demand notes advanced $100,000 on August 15, 1995, $100,000 on October 16, 1995, and an additional $65,000 on February 2, 1996 to a partnership of which the Company's chairman has an interest. The demand notes accrue interest quarterly at a rate of 2% above prime [See Note 12].

[D] Reimbursed Related Party - The following schedule represents expenses which were reimbursed to a partnership, of which the Chairman has an interest, during the year ended March 31, 1996 and 1995:

                                       March 31,
                                  1 9 9 6    1 9 9 5

Selling Expense                 $   23,830 $       --
Consulting                          18,000         --
Rent                                53,191         --
Other Expenses                       9,384         --
                                ---------- ----------

  Totals                        $  104,405 $       --
  ------                        ========== ==========

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #3
- ------------------------------------------------------------------------------



[4] Capital Lease Obligation

Capital Lease Obligation - The Company is the lessee of certain video production equipment under capital leases entered into and expiring in various years through the year 2001. The assets and liabilities under capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The leased assets are amortized over the related lease terms. Property held under capital leases included in equipment is $183,412. Amortization of assets under capital leases is included in depreciation expense and amounted to $16,613 for the year ended March 31, 1996. Minimum future lease payments under capital leases as of March 31, 1996, for each of the next five years and in the aggregate are:

Year ending
 March 31,
   1997                                         $    44,114
   1998                                              37,698
   1999                                              18,453
   2000                                              17,485
   2001                                               8,432
   Thereafter                                            --
                                                -----------

   Total                                            126,182
   Less:  Amount Representing Interest               22,297

   Present Value of Minimum Lease Payment           103,885
   Less:  Current Portion                            32,941

   Total                                        $    70,944
   -----                                        ===========

Interest rates on capitalized leases vary from 8% to 18% and are imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

[5] Income Taxes

The Company has net operating loss carryovers of approximately $2,000,000 as of March 31, 1996, expiring in the year 2003. However, based upon present Internal Revenue regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock, most of this loss carryover may not be available to the Company.

Generally accepted accounting principles require the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. However, because of the uncertainty of realization of the operating loss carryforward, any deferred tax asset established for utilization of the Company's tax loss carryforwards are estimated to range between $700,000 to $800,000 would correspondingly require a valuation allowance of the same amount. Accordingly, no deferred tax asset is reflected in these financial statements.

[6] Litigation

The Company is not involved in any legal proceeding which management believes would have a material effect on the Company's financial position, operating results, or cash flows.

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #4
- ------------------------------------------------------------------------------



[7] New Authoritative Pronouncement

The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in March of 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. Management does not believe that the adoption of SFAS No. 121 will have a material impact on the Company's financial position or results of operations.

The FASB has also issued SFAS No. 123 "Accounting for Stock-Based Compensation," in October 1995. SFAS No. 123 uses a fair value based method of recognition for stock options and similar equity instruments issued to employees as contrasted to the intrinsic valued based method of accounting prescribed by Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees." The recognition requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company will continue to apply Opinion No. 25 in recognizing its stock based employee arrangements. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995, and the Company will adopt the disclosure requirements for fiscal 1997 [as of and for the year ending March 31, 1997]. SFAS 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. This requirement is effective for transactions entered into after December 15, 1995.

[8] Operating Lease Commitments and Contingencies

Lease - The Company leases its premises under a seven year operating lease, expiring January 31, 2001. In addition to the minimum rentals, the Company is also required to pay its share of insurance, utilities and any escalation in real estate taxes.

Minimum lease obligations are approximately as follows:

Year ending
 March 31,
   1997                                         $   105,300
   1998                                             105,300
   1999                                             105,300
   2000                                             105,300
   2001                                              87,750
   Thereafter                                            --
                                                -----------

   Total                                        $   508,950
   -----                                        ===========

Rent expense amounted to $139,953 and $100,220 for the years ended March 31, 1996 and 1995, respectively.

[9] Equity

[A] Conversion of Debt to Equity - On May 10, 1995, the Company issued 60,000 shares of common stock for the conversion from debt to equity for the interest and principal balance of $119,550 [See Note 3B].

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #5
- ------------------------------------------------------------------------------



[9] Equity [Continued]

[B] Amendment to Certificate of Incorporation - On May 11, 1995, the Company amended its certificate of incorporation to increase the number of authorized shares of common stock from 200 to 25,000,000 and change the par value from no par value to $.0001 par value. In addition, the Company authorized 1,000,000 shares of preferred stock.

[C] Stock Split - On May 12, 1995, the Company effected a 10,000 for 1 stock split of the outstanding shares of common stock of the Company by changing the 200 then outstanding shares of common stock, no par value, into 2,000,000 shares of common stock of the Company, with $.0001 par value. All share data has been adjusted to reflect this change.

[D] Equity Transaction - On May 17, 1995, 100,000 shares of the Company's common stock were issued to employees of the Company. A compensation expense of approximately $330,000 was incurred in the June 1995 quarter as a result of the issuance of these shares.

[E] Public Offering - The Company filed a registration statement of 1,000,000 units at $5.00 per unit, which was declared effective in August of 1995. Each unit consisted of one share of common stock. The Company successfully closed this public offering with an over allotment of 150,000 units exercised and received net proceeds of $4,549,988 on August 23, 1995. Bridge notes of $409,293 including accrued interest, underwriting costs of $690,719 and a prepaid consulting fee of $100,000 were paid at the closing.

[F] Stock Option Plan - The Option Plan provides for issuance of incentive stock options and non-qualified stock options to key employees. 300,199 options to purchase restricted shares of common stock, are exercisable at $3.30 per share until December 31, 1999 and 3,500 options to purchase restricted shares of common stock are exercisable at $3.75 per share until March 31, 1999, for a total of 303,699 options outstanding.

[10] Bridge Note Payable

On May 15, 1995, the Company received bridge loans for $400,000 at 8% interest per annum which were payable May 31, 1996 or upon the successful completion of a proposed public offering, whichever was earlier. The bridge loans had 400,000 units as additional consideration, with each unit having one share of the Company's common stock and one Class A warrant. The 400,000 units represent a financing cost of approximately $1,320,000, the fair value of the units, which was expensed during the year ended March 31, 1996 based upon a repayment of the bridge loans in September of 1995.

[11] Fair Value

The carrying amount of cash and cash equivalents, trade receivables and payables approximate fair value due to their short maturities.

Management believes that the carrying value of the Company's related party receivables approximates fair value because of the rate of interest being charged on such receivables.

[12] Subsequent Event

[A] Letter of Intent - On April 5, 1996, the Company entered into a letter of intent which is subject to FCC approval to acquire a Company which provides telecommunication services to governmental clientele. In connection with this acquisition, the Company advanced $50,000 to this entity, which is evidenced by a secured note. FCC approval is pending.

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #6
- ------------------------------------------------------------------------------



[12] Subsequent Event [Continued]

[B] Granting of Options - On April 22, 1996, the Company granted options to purchase 150,000 shares of restricted common stock for $3.00 per share, which approximates fair market value. The options are exercisable for a three year period.

[C] Letter of Intent - On June 6, 1996, the Company entered into a letter of intent to acquire a developer of microprocessor-controlled electronic systems.

[D] Loan Receivable - Officer - In June of 1996, the Company agreed to convert a receivable including interest totaling approximately $43,000 from an officer as a salary distribution for 1996.

[E] Related Party Advances - Through June 26, 1996, the Company advanced an additional $385,000 to a partnership in which the Company's chairman has an interest [See Note 3C]. On July 11, 1996, $265,000 plus interest computed to date was repaid.

[F] Capital Lease - In June 1996 and July 1996, the Company entered into capital leases for video production equipment. Minimum future lease payments under this lease aggregate approximately $2,403 per month and expires in 2001.



                        . . . . . . . . . . . . . . . . .

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
- ------------------------------------------------------------------------------


EXHIBIT 11 - COMPUTATION OF EARNINGS [LOSS] PER SHARE
- ------------------------------------------------------------------------------




                                   Years ended
                                    March 31,
                                 1 9 9 6 1 9 9 5

Average Number of Shares Outstanding                        3,256,301     2,000,000

Additional Shares Assumed Outstanding for All Periods Presented:
  May 1995:
   Shares Issued for Conversion of Debt to Equity                  --        60,000
   Shares Issued in Connection with Bridge Loans                   --       400,000
   Shares Issued to Employees                                      --       100,000
                                                           ----------   -----------

Average Number of Shares for Computation of Earnings
  Income Per Share                                          3,256,301     2,560,000
                                                           ==========   ===========

  Net [Loss] Income                                        $(2,888,004) $    (1,467)
                                                           ===========  ===========

  Earnings [Loss] Per Share                                $     (.89)  $        --
                                                           ==========   ===========

                                         28

Item 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.

                                   PART III

Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
            EXCHANGE ACT OF THE REGISTRANT


Name                    Age         Position(s) with the Company

Eugene L. Lewis      55          President, Chief Operating Officer and Director

Nancy Shalek         42          Chairman of the Board, Chief Financial Officer,
                                    Secretary and Director

Gregory W. Harper    45          Chief Executive Officer and Director

Gwyeth Smith          52          Director


Background of Executive Officers and Directors

Eugene L. Lewis is the Company's President, Chief Operating Officer, and a Director. Mr. Lewis has also been the President, Chief Executive Officer, Chief Financial Officer and a Director of Site Holdings, Inc., a public corporation, since 1994. Additionally, Mr. Lewis held positions of Supervisor, Management Analysis, and Manager for Program Development for the Port Authority of New York and New Jersey from 1988 to 1994 where his responsibilities included planning, scheduling and environmental analysis for a $600 million dollar bridge development project, and developing information systems for the Port Authority Bus Terminal. From 1982-1985 Mr. Lewis was Vice President of Administration at Robert Landau Associates, Inc., a marketing and communications company, where his responsibilities involved corporate administration, budgeting and facilities management. In 1985, Mr. Lewis joined Citizens Utilities Company, an investor owned utility company as a Director of Administration. In 1986, Mr. Lewis formed his own management consulting firm and joined the Port Authority of New York and New Jersey in 1988.

Nancy Shalek is the Chairman of the Board of Directors,Chief Financial Officer,

Secretary and a Director of the Company. She is currently President of On Site Media which operates the out-of-home television network, NBC ON SITE, a position she has held since 1992. Previously she served as Chairman of the Board of Directors of Site Holdings, Inc., a public corporation and as President of The Shalek Agency, an advertising agency that she formed in 1988. From 1987 to 1988, Ms. Shalek served as Executive Vice
 President and West Coast Director of the W.B. Doner advertising agency. W.B. Doner acquired Wexler & Shalek, an agency which she co-founded in 1983.
 From 1983 through 1987, Ms. Shalek served as the President of Wexler & Shalek. Prior to that time,she was employed by the Carnation Company and by the Voit division of AMF Corporation. Ms. Shalek received national and western "Advertising
 Woman of the Year" awards and has lectured at advertising industry conferences and business schools throughout the country. Ms. Shalek holds a B.A. from the University of Pennsylvania and an M.B.A. from the University of Southern California.

Gregory W. Harper is the Chief Executive Officer and a Director of the Company. Since 1992, he has served as Senior Technology Advisor for ACTV, Inc. a designer and supplier of interactive television systems for both education and entertainment, and has two patents pending for his work on interactive distance learning. He also holds the post of Senior Advisor of Operations and Technology and is a Director of Advanced Voice Technologies, Inc., a publicly traded community service educational program. Since 1989, Mr. Harper has concluded a number of consulting assignments for companies in the new electronic media field, including the design of a multi- media platform for NBC ON SITE's in-store advertising system and unique video based system for the remote arraignment of prisoners for NYNEX. Prior to 1989, through Com/Tech, he produced TV shows in the United States and Europe, and served as an advisor to a special cable television commission established by the Prime Minister of France. He has served as the chairman of the Electronic Industries Association's International Liaison Committee and served on the U.S. State Department study group for international technical standards. Prior to founding Com/Tech, Mr. Harper was a member of the long-range planning group of PBS and a producer for ViaCom.
He is a graduate of Amherst College.

Gwyeth Smith is Chief Executive Officer and President of Advanced Voice Technologies, Inc., a public corporation, since November, 1995. He is also a Director of Site Holdings, Inc., also a public corporation. In May 1995, Mr. Smith also became a director of Com/Tech. Prior to joining Advanced Voice, he spent 22 years in a variety of senior administrative positions, including acting principal, for several school districts in the New York area. From 1988 to 1994, he served as Director of Guidance for the Harborfields School District, a district of over 2000 students. Mr. Smith has served on the Executive Board for the New York State Association of College Admissions Counselors, is a frequent presenter on educational issues for The College Board and the National Association of College Admissions Counselors, and has published numerous articles pertaining to relevant issues in education. Mr. Smith holds a B.A. from Adelphi University and a M.S. in Guidance from Queens College and a professional diploma from Long Island University in School Administration.

      There are no family relationships between the officers and directors of the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      To the Company's knowledge, based solely upon its review of the copies of such reports furnished to the Company during the year ended March 31, 1996, all
Section 16(a) filing requirements applicable to its officers and directors and greater than ten percent beneficial owners were satisfied.


Executive Compensation

Item 10.  EXECUTIVE COMPENSATION

     The following table provides summary information concerning cash and certain other compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the other most highly compensated executive officers of the Company whose compensation exceeded $100,000 during the last two (2) fiscal years.


                                     SUMMARY COMPENSATION TABLE
                                                         LONG-TERM COMPENSATION
                         ANNUAL COMPENSATION         AWARDS              PAYOUTS

                                           Other                           All
                                          Annual Restricted Securities    Other
                                           Comp-  Stock Underlying LTIP   Comp-
                        Salary Bonus ensation Award(s) Options Payouts ensation Name and Principal PositionYear(b)($)(c)($)(d)($)(e)($)(f)SARs(g) ($)(h) ($)(i)
- -----------------------------------    -----------  -----------  ----------- --
Gregory Harper, CEO. . 1995      --    --    --        -- 163,834      --    --
                       1996 $135,000   --    --        --      --      --    --
Peter Wild, Pres. . . .1995 $ .  --    --    --        --      --      --    --
                       1996 $96,385 10,000   --        -- 136,365      --    --

      Each director of the Company is entitled to receive reimbursement for reasonable expenses not to exceed $ 150.00 incurred in attending meetings of the Board of Directors of the Company. The members of the Board of Directors intend to meet at least quarterly during the Company's fiscal year, and at such other times duly called.

                              OPTION/SAR GRANTS IN LAST FISCAL YEAR
                              (INDIVIDUAL GRANTS)

                    NUMBER OF
                   SECURITIES   PERCENT OF TOTAL
                   UNDERLYING     OPTIONS/SARS
                  OPTIONS/SARSGRANTED TO EMPLOYEES EXERCISE OR BASEEXPIRATION
     NAME(A)      GRANTED(#)(B) IN FISCAL YEAR(C)   PRICE($/SH)(D)   DATE(E)
- -------------- ------------- ------------- ---------------      ----------------
Peter Wild, Pres. 136,365          97.5%              3.30    December  31, 1999

Employment Agreements

      The Company has entered into a three (3) year employment agreement, which expires March 31, 1998, with Mr. Gregory Harper to serve as the Company's Chief Executive Officer. The agreement provides for Mr. Harper to receive a salary of $180,000 per annum. The agreement provides that Mr. Harper devote such time as is required, but in no event less than one hundred (100) hours per month. The agreement also provides for payment of a bonus to Mr. Harper, at the sole discretion of the Board of Directors, and for the issuance of an option to purchase up to 163,834 shares of non-registered Common Stock, at $3.30 per share from January 1, 1996 through December 31, 1999.

       The Company has also entered into a three (3) year employment agreement, which expires April 21, 1999, with Eugene L. Lewis to serve as the Company's President and Chief Operating Officer. The agreement provides for Mr. Lewis to receive a salary of $150,000 per annum. The agreement also provides for a payment of a bonus to Mr. Lewis, at the sole discretion of the Board of Directors and for the issuance of an option to purchase up to 150,000 shares of non-registered Common Stock, at $3.00 per share from April 22, 1996 through April 21, 1999.

      The Company entered into a three (3) year employment agreement, which expires June 14, 1998, with Mr. Peter Wild to serve as the Company's President. The agreement provides for Mr. Wild to receive a salary of $120,000 per annum and an immediate vesting of irrevocable options to purchase 136,365 shares of non-registered stock for $3.30 per share. The options expire on December 31, 1999. The agreement also provides for a bonus of $30,000. The bonus is payable in installments of $10,000 on December 15, April 15 and August 15 of each year of the agreement.The agreement also provides for an increase in salary and a bonus upon achievement of certain operating goals. This agreement was terminated effective July, 1996.

Stock Option Plans

      Incentive Option and Stock Appreciation Rights Plan -- As of April, 1995, the Directors of the Company adopted and the stockholders of the Company approved the adoption of the Company's 1995 Incentive Stock Option and Stock Appreciation Rights Plan ("Incentive Option Plan"). The purpose of the Incentive Option Plan is to enable the Company to encourage key employees and Directors to contribute to the success of the Company by granting such employees and Directors incentive stock options ("ISOs") as well as non-qualified options and stock appreciation rights ("SARs").

      The Incentive Option Plan will be administered by the Board of Directors or a committee appointed by the Board of Directors (the "Committee") which Committee will consist solely of independent directors (directors who are not officers or employees of the Company), which will determine, in its discretion, among other things, the recipients of grants, whether a grant will consist of ISOs, non-qualified options or SARs or a combination thereof, and the number of shares to be subject to such options and SARs.

      The Incentive Option Plan provides for the granting of ISOs to purchase Common Stock at an exercise price to be determined by the Board of Directors or the Committee not less than the fair market value of the Common Stock on the date the option is granted. Non-qualified options and freestanding SARs may be granted with any exercise price. SARs granted in tandem with an option have the same exercise price as the related option.

      The total number of shares with respect to which options and SARs may be granted under the Incentive Option Plan is 2,000,000. ISOs may not be granted to an individual to the extent that in the calendar year in which such ISOs first become exercisable the shares subject to such ISOs have a fair market value on the date of grant in excess of $100,000. No option or SAR may be granted under the Incentive Option Plan after April 15, 2005 and no option or SAR may be outstanding for more than ten years after its grant. Additionally, no option or SAR can be granted for more than five (5) years to a shareholder owning 10% or more of the Company's outstanding Common Stock.

      Upon the exercise of an option, the holder must make payment of the full exercise price. Such payment may be made in cash or in shares of Common Stock, or in a combination of both. The Company may lend to the holder of an option funds sufficient to pay the exercise price, subject to certain limitations. SARs may be settled, in the Board of Directors' discretion, in cash, Common Stock, or in a combination of cash and Common Stock. The exercise of SARs cancels the corresponding number of shares subject to the related option, if any, and the exercise of an option cancels any associated SARs. Subject to certain exceptions, options and SARs may be exercised any time up to three months after termination of the holder's employment.

      The Incentive Option Plan may be terminated or amended at any time by the Board of Directors, except that, without stockholder approval, the Incentive Option Plan may not be amended to increase the number of shares subject to the Incentive Option Plan, change the class of persons eligible to receive options or SARs under the Incentive Option Plan or materially increase the benefits of participants.

      To date no options or SARs have been granted under the Incentive Option Plan. No determinations have been made regarding the persons to whom options or SARs will be granted in the future, the number of shares which will be subject to such options or SARs or the exercise prices to be fixed with respect to any option or SAR.

      Non-Qualified Option Plan -- As of April 1995, the Directors and stockholders of the Company adopted the 1995 Non-Qualified Stock Option Plan (the "Non-Qualified Option Plan"). The purpose of the Non-Qualified Option Plan is to enable the Company to encourage key employees, Directors, consultants, distributors, professionals and independent contractors to contribute to the success of the Company by granting such employees, Directors, consultants, distributors, professionals and independent contractors non-qualified options. The Non-Qualified Option Plan will be administered by the Board of Directors or the Committee in the same manner as the Incentive Option Plan.

      The Non-Qualified Option Plan provides for the granting of non-qualified options at such exercise price as may be determined by the Board of Directors, in its discretion. The total number of shares with respect to which options may be granted under the Non-Qualified Option Plan is 2,000,000.

      Upon the exercise of an option, the holder must make payment of the full exercise price. Such payment may be made in cash or in shares of Common Stock (based on the fair market value of the Common Stock on the date prior to exercise), or in a combination of both. The Company may lend to the holder of an option funds sufficient to pay the exercise price, subject to certain limitations. Subject to certain exceptions, options may be exercised any time up to three months after termination of the holder's employment.

      The Non-Qualified Option Plan may be terminated or amended at any time by the Board of Directors, except that, without stockholder approval, the Non-Qualified Option Plan may not be amended to increase the number of shares subject to the Non-Qualified Option Plan, change the class of persons eligible to receive options under the Non-Qualified Option Plan or materially increase the benefits of participants.

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT

      The following table sets forth information, as of July 1, 1996 with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock by (i) any holder of more than five percent (5%) of the outstanding shares; (ii) the Company's officers and directors; and (iii) the directors and officers of the Company as a group:


                                             Approximate
                       Amount and nature of  Percent of Class
                       Beneficial Ownership (1)
Name and Address of
Beneficial Owner
Gregory W. Harper(2)    500,000(3)                     13.5
Kathy Harper            500,000(3)                     13.5
Gwyeth Smith(2)                 0.0                    0.0
Nancy Shalek(2)                 0.0(4)                 0.0
Eugene L. Lewis(2)              0.0(5)                 0.0
Nan Silver             200,000                         5.4
All officers and  directors as a
group (four (4) persons)500,000(3)                     13.5




(1) Beneficial ownership as reported in the table above has been determined in accordance with Instruction (b)(1) to Item 403 of Regulation S-B of The Securities Exchange Act.

(2)   The address of each stockholder shown above is c/o Com/Tech
      Communication Technologies, Inc., 770 Lexington Avenue, New York,
      NY 10021.

(3) Includes 275,000 shares of Common Stock owned by Gregory W. Harper and 225,000 shares of Common Stock owned by Kathy Harper. Gregory W. Harper and Kathy Harper are married. Both Gregory W. Harper and Kathy Harper disclaim beneficial ownership of the other's securities. Does not include options issued to Gregory W. Harper to purchase 163,834 shares of Common Stock from January 1, 1996 through December 31, 1999.

(4) Does not include 50,000 shares of Common Stock, and share of Common Stock issuable upon exercise of Class A Warrants and Class B Warrants held by James Shalek, Ms. Shalek's husband, to which Ms. Shalek disclaims beneficial ownership.

(5) Does not include options issued to Eugene L. Lewis to purchase 150,000 shares of Common Stock from April 22, 1996 through April
      21, 1999.

Item 12.    CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS


       On May 15, 1995, the Company received a bridge loan in the aggregate amount of $400,000 from 9 unaffiliated and affiliated parties (the "Bridge Loans"). The proceeds of the Bridge Loans were used for working capital and as a source of funds to pay expenses associated with this offering. Marketlink Group, Ltd., an affiliated party which owned 11.7% of the Company's Common Stock, made a bridge loan to the Company in the amount of $50,000. In addition, James Shalek, husband of the Company's Chairman of the Board, Secretary and Principal Accounting Officer, made a bridge loan to the Company in the amount of $50,000. None of the other bridge lenders were affiliated with the Company. As an incentive to the making of the bridge loan, the Company issued, relying on the exemptions provided by Section 4(2) of the Act, for no additional consideration, an aggregate of 400,000 Bridge Units, each Bridge Unit consisting of One (1) Share of Common Stock, one (1) Class A Warrant and one (1) Class B Warrant. The promissory notes issued in connection with the Bridge Loans were due in full upon the closing date of the first underwritten public offering of the Company's Securities. The promissory notes paid interest at the rate of eight percent 8% per annum. The Company incurred a non cash financing cost of approximately $1,320,000 for the 400,000 units at fair market value which was amortized until the successful completion of the public offering. The Company believes that the terms of the bridge loans were as favorable as would have been available from third parties in arm's length negotiations.

      On March 31, 1995, the Company converted an outstanding loan to the Company's former president into an installment loan in the principal amount of $144,913. The loan is due in full on March 31, 2000 and carries an interest rate of 9% per annum.

      On May 10, 1995, the Company issued 60,000 shares of its Common Stock to Nan Silver, a stockholder of the Company, in consideration of the conversion of certain obligations of the Company to her in the amount of $119,550 relying on the exemptions provided by Section 4(2) of the Act.

      The Company, in exchange for demand notes, advanced $100,000 on August 15, 1995; $100,000 on October 16, 1995 and $65,000 on February 2, 1996 to
MarketLink, a partnership in which the Company's Chairman has an interest. An additional $385,000 was advanced to MarketLink through June 26, 1996. The demand notes accrue interest quarterly at a rate of 2% above prime. On July 11, 1996, $265,000 plus interest to date has been repaid.

      In July, 1995, the Company entered into a month-to-month lease with MarketLink for additional office space located at 369 Lexington Avenue, New York, New York. Currently, the monthly rent is $5,100.

      In August, 1995 the Company entered into a five (5) year Consulting Agreement with the Company's Underwriter (Sterling Foster & Co.) for an aggregate amount of $100,000 which was paid upon the closing of the Company's initial public offering. Pursuant to such agreement the Underwriter has agreed to provide financial, investment and advisory services to the Company.

                                    PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements.

      The following financial statements are included in Part II, Item 7:


Report of Independent Certified Public Accountants                 Page 15

Balance sheet as of March 31, 1996                                Pages 16 - 17

Statement of operations for the period April 1, 1994 to March 31, Page 18

Statement of stockholders' equity for the period April 1, 1994 to Page 191, 1996

Statement of cash flows for the period April 1, 1994 to March 31, Pages 20 - 21

Notes to financial statements                                     Pages 22 - 27

(a) (2) Exhibits
1.01*  Amended Form of Underwriting Agreement.
3.01* Certificate of Incorporation of the Company dated July 19, 1982. 3.02*Certificate of Amendment to the Certificate of Incorporation dated July 21,
           1982.
3.03* Certificate of Amendment to the Certificate of Incorporation dated May 11,
          1995.
3.04* By-Laws of the Company.
4.01* Specimen Certificate for shares of Common Stock.
4.02* Specimen Certificate for Class A Redeemable Common Stock Purchase
      Warrant.
4.03* Form of Warrant Agreement by and among the Company and American
      Stock Transfer & Trust Company.
4.04* Form of Underwriter's Warrant Agreement.
5.01* Opinion of Bernstein & Wasserman, counsel to the Company.
10.1* Agreement between the Company and Waterfront Communications
      Corporations
10.2* Amended Employment Agreement between the Company and Gregory
      Harper
10.3  Employment Agreement between the Company and Eugene L. Lewis.
10.4* Form of Financial Advisory and Investment Banking Agreement
10.5* Form of Agreement between the Company and the Private Financial
       Network
10.6* 1995 Incentive Stock Option and Application Rights Plan
10.7* 1995 Non-Qualified Stock Option Plan
11.01* Computation of Earnings [Loss] Per Share
23.01* Consent of Bernstein & Wasserm(to be included in Exhibit 5.01)


* Incorporated by reference to the Company's Registration Statement on Form SB-2, No.
      33-92554

                                  SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              COM/TECH COMMUNICATION TECHNOLOGIES, INC.


                              By:____________________________
                                    Eugene L. Lewis
                                    President and Chief Operating Officer


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                           Title                               Date


                                    Chairman of the Board,        July 15, 1996
Nancy Shalek                        Chief Financial Officer and
                                    Director

                                    Chief Executive Officer       July 15, 1996
 Gregory W. Harper                  and Director


                                    Director                      July 15, 1996
Gwyeth Smith

                                  SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              COM/TECH COMMUNICATION TECHNOLOGIES, INC.


                              By: /s/ Eugene L. Lewis
                                    Eugene L. Lewis
                                    President and Chief Operating Officer


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                           Title                               Date


   /s/ Nancy Shalek                 Chairman of the Board,        July 15, 1996
- ------------------------------
Nancy Shalek                        Chief Financial Officer and
                                    Director

   /s/ Gregory W. Harper            Chief Executive Officer       July 15, 1996
- --------------------------------
 Gregory W. Harper                  and Director


    /s/ Gwyeth Smith                Director                      July 15, 1996
Gwyeth Smith

                        EXECUTIVE EMPLOYMENT AGREEMENT

This Executive Employment Agreement ["Agreement"] is entered into as of April 22, 1996 between Com/Tech Communications Technologies, Inc., and Eugene L. Lewis ["Executive"].

1.    Employment.
            (a) The Company hereby employs Executive, and Executive hereby accepts employment with the Company, on the terms set forth in this Agreement. This Agreement shall be for a term commencing on April 22, 1996 and ending on April 21, 1999 unless it is earlier terminated pursuant to Section 7 hereof.

            (b) Executive is hereby employed to serve as the Company's President and Chief Operating Officer. Executive shall provide senior management services and shall perform such duties relating thereto as may be determined and assigned to Executive from time to time by the Board of Directors, to whom Executive shall report.

            (c) During the term of this Agreement, Executive shall devote his best efforts, knowledge and skill and shall devote substantially all of his working time and attention to the performance of his duties as aforesaid, except during such periods as Executive shall be ill, disabled, or on vacation as provided for by this Agreement.

            (d) Executive agrees that, at the request of the Company's Board of Directors, Executive will also perform services under this Agreement on behalf of the Company for the Company's direct and indirect subsidiaries of a nature and scope comparable to the services required of Executive by this Agreement, including holding such directorship and offices of the Company's direct and indirect subsidiaries to which Executive may be appointed.

2. Place of Employment. Executive shall be afforded an office and support services commensurate with Executive's position as President and Chief Operating Officers of the Company.

3. Compensation. Executive shall receive a salary of $150,000 per annum. Executive's salary shall be payable twice each month on the 15th and last day of each month. The payment of any bonuses shall be at the discretion of the Board of Directors. Executive's base salary will increase in each successive year of the contractual period based on the attainment of revenue and profit margin goals which will be established separately by the Board of Directors. Executive shall also be granted an option to purchase up to 150,000 shares of Com/Tech's Common Stock for $3.00 per share at any time on or after April 22, 1996 and on or before April 21, 1999. The right to purchase such shares shall immediately vest and become irrevocable upon the execution of this agreement.

4. Vacation. Executive shall be entitled to four weeks of paid vacation during each calendar year.

5. Benefits. The Company agrees that Executive shall be entitled to participate in all executive employee benefit plans and perquisites maintained or provided by the Company. In particular, and not by way of limitation of the foregoing, the Company shall:

      (a) provide Executive with health and disability insurance commensurate with Executive's position as President and Chief Operating Officer of the Company, and,

      (b) provide Executive with life insurance in an amount not less than $500,000, the proceeds of which shall be payable to Executive's estate or to such beneficiaries as Executive may designate (it being agreed that if this Agreement shall terminate for any reason Executive shall have the right to maintain or convert said insurance policy and to thereafter make all required payments thereon), and,

      (c) Put at Executive's disposal a new automobile of not less than the Lexus class, and shall replace the same at least once every three years if requested by Executive. Executive will be reimbursed for all expenses of said automobile including fuel, maintenance and repairs, and insurance.

6. Expenses. The Company shall pay for or reimburse Executive in accordance with the Company's standard policies for reimbursement of expenses incurred by its executive officers for all expenses incurred by Executive in performing Executive's services and carrying out Executive's duties pursuant to this Agreement.

7.    Termination.
      (a) This Agreement may be terminated by the Company, acting through its Board of Directors, only upon any of the following events:
            (i) the expiration of 30 days following written notice given by the Board of Directors of the Company to Executive of the Company's election to terminate this Agreement following Executive's Disability (as defined below); (ii) a determination by the Company's Board of Directors that Cause (as defined below) exists to terminate this Agreement, and written notice of termination for Cause is given by the Board of Directors of the Company to Executive; or, (iii) the death of Executive.
      (b) "Disability" means the inability of Executive to perform substantially all of the duties required of Executive by this Agreement by reason of physical or mental incapacity for a period of six consecutive months, or a period of more than 270 days in the aggregate in any 18 month period.

      (c)  "Cause" shall be limited to:
            (i) a material breach by Executive of any material provision of this Agreement, (ii) fraud or other dishonest act by Executive involving the Company, or (iii) Executive's conviction of a felony, provided that in the case of the foregoing clause (i), "Clause" shall exist only if Executive fails to cure such breach within 30 days of his receipt of written notice thereof, to the satisfaction of the Company's Board of Directors, provided that if the Board of Directors (with Executive abstaining) is unable to reach agreement as to whether such breach has been cured, the Chairman shall determine whether such breach has been cured. Nothing contained herein shall limit Executive's rights or remedies if a court shall determine that Cause did not in fact exist to terminate this Agreement.

      (d) During any period that Executive fails to perform the duties required of Executive by this Agreement as a result of incapacity due to physical or mental illness, Executive shall continue to receive the full compensation provided for by this Agreement without abatement until this Agreement is terminated in accordance with this Section 7.

      (e) In the event of a breach of this Agreement by the Company, Executive shall not be required to mitigate the amounts of any payments due and owing to Executive by the Company by seeking other employment or otherwise, not shall any compensation received by Executive from any other employment apply or otherwise mitigate any amounts due by the Company to Executive pursuance to this Agreement.

8.    Competition; Confidentiality.
      (a)  Executive shall not, directly or indirectly:
            (i) During the term of this Agreement engage or be interested, whether as owner, partner, consultant, employee, agent or otherwise, in any business, activity or enterprise which is in competition with the Company's business, provided, however, that notwithstanding the foregoing Executive may own not more than 5% of any class of security listed on a national securities exchange or traded in the over-the-counter market; or (ii) neither during the term of this Agreement or thereafter, except on behalf of the Company in the regular course of the Company's business, use, divulge, furnish or make accessible to any third person or organization any confidential or proprietary information concerning the Company or its business, except to the extent required by law, and provided that information now or hereafter in the public domain shall not be deemed confidential or proprietary information.

      (b)  Executive  acknowledges  that  inasmuch  as the  Company  will suffer immediate and irreparable harm in the event he breaches any of his obligations under this Agreement and inasmuch as the Company will not have an adequate remedy at law, the Company will, in addition to any other remedy available at law or in equity, be entitled to temporary, preliminary and permanent injunctive relief and a decrease for specific performance of the terms and provisions of this Agreement in the event of Executive's breach or threatened or attempted breach thereof, without the necessity of showing any actual damage or posing bond or furnishing other security.

9. Notices. Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be deemed to have been duly given:
      (a)  when personally delivered.
      (b) on the business day following deposit of such notice with a reputable overnight courier service or (c) sent by certified mail, return requested, postage prepaid, as follows:

If to the Company:

            Com/Tech Communications Technology, Inc.
            770 Lexington Avenue
            New York, New York  10021

            with a copy to:
            Bernstein & Wasserman
            950 Third Avenue
            New York, New York  10022
            Attn: Steven Wasserman, Esq.

If to Executive:

            Euguene L. Lewis
            2 Sunset Road
            Old Greenwich, CT  06870

            with a copy to:





Either party may change such party's address for the purpose of this Section 9 by written notice similarly given.

10. Severability. If any provision of this Agreement shall be held to be invalid or unenforceable, such provision shall be construed and enforced to the extent possible as if it had been more narrowly drawn so as not to be invalid or unenforceable, and such invalidity or unenforceability shall not affect or render invalid or unenforceable any other provision of this Agreement.

11. Entire Agreement. This Agreement sets forth the parties' final and entire agreement, and supersedes any and all prior understandings, with respect to the subject matter hereof.

12. Assignment; Ratification of Agreement. No right or obligation under this Agreement may be assigned or delegated by either the Company or Executive without the prior written consent of the other party, and any purported assignment or delegation of any such right or obligation without such consent shall be null and void.

13. Indemnification. The Company shall indemnify and defend Executive and hold Executive harmless to the maximum extent permitted by law against claims, judgments, fines, amounts paid in settlement and reasonable expenses, including reasonable attorney's fees, incurred by Executive, in connection with the defense of, or as a result of any action or proceeding (or any appeal from any action or proceeding) in which Executive is made or is threatened to be made a party by reason of Executive's acts or omissions in the performance of his services hereunder if Executive acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company, regardless of whether such action or proceeding is one brought by or in the right of the Company, to procure a judgement in the Company's favor, or other than by or in the right of the Company, provided that the Company shall have no obligation to so indemnify Executive if it shall be determined by a court of competent jurisdiction that Executive's actions were felonies or illegal activities involving moral turpitude, including, without limitation, dishonesty, fraud, and other business-related crimes. The rights of Executive pursuant to this Section 13 shall be in addition to and not in derogation of any other rights of indemnification, defense, or being held harmless to which Executive may be entitled pursuant to law or otherwise.

14. No Waiver. No failure or delay by either party in exercising any right, option, power or privilege hereunder shall operate as a waiver thereof, not shall any single or partial exercise thereof preclude any other or further exercise thereof, or the exercise of any other right, option, power or privilege.

15. Amendment. This Agreement can only be amended, waived or terminated by a writing signed by both the Company and Executive.

16. Applicable Law. This Agreement shall be governed by and construed and interpreted in accordance with the internal law of the State of New York, without reference to its rules as to conflicts of law.

17. Headings. The section headings in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first written above.

Executive                                 The Company

                                          COM/TECH COMMUNICATIONS
                                          TECHNOLOGIES, INC.



                                          By:
Eugene L. Lewis                           Title: