Form 10QSB
period 1996-06-30
COM/TECH COMMUNICATION TECHNOLOGIES INC
filed 1996-08-14
CIK 945640

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     June 30, 1996     Commission File Number     0-26590

                   COM/TECH COMMUNICATIONS TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

               New York                                     13-3146673
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

            770 Lexington Avenue
            New York, New York                                 10021
            (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code:
             (212) 826-2935
        ------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 12, 1996 was 3,710,000.

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
- ------------------------------------------------------------------------------


INDEX
- ------------------------------------------------------------------------------






Item 1.  Financial Statements:

   Balance Sheets as of June 30, 1996 [Unaudited]..................... 1.....2

   Statements of Operations for the three months ended
   June 30, 1996 and 1995 [Unaudited]................................. 3.....

   Statements of Stockholders' Equity for the three months ended
   June 30, 1996 [Unaudited].......................................... 4.....

   Statements of Cash Flows for the three months ended
   June 30, 1996 and 1995 [Unaudited]................................. 5.....

   Notes to Financial Statements...................................... 6.....9

Item 2. Managements' Discussion and Analysis of the Financial Condition
        and Results of Operations.....................................10.....12

Signature.............................................................13.....





                      . . . . . . . . . . . . . . . . . .




Item 1:

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
- ------------------------------------------------------------------------------


BALANCE SHEET AS OF JUNE 30, 1996.
[UNAUDITED]
- ------------------------------------------------------------------------------






Assets:
Current Assets:
  Cash and Cash Equivalents                                             $ 2,216,770
  Accounts Receivable - [Net of Allowance of $14,167]                        87,847
  Loan Receivable - Officer                                                  28,983
  Related Party Receivable                                                  750,000
  Interest Receivable - Related Parties                                      28,592
  Prepaid Expenses                                                           46,863
  Miscellaneous Receivable                                                   14,891
  Note Receivable                                                            50,000
                                                                        -----------

  Total Current Assets                                                    3,223,946

Equipment:
  Equipment                                                               1,228,862
  Equipment Under Capitalized Leases                                        166,376
  Furniture and Fixtures                                                     38,364
  Leasehold Improvements                                                     95,239
                                                                        -----------

  Total - At Cost                                                         1,528,841
  Less:  Accumulated Depreciation                                         1,182,264

  Equipment - Net                                                           346,577
                                                                        -----------

Other Assets:
  Loan Receivable - Officer                                                  86,948
  Deposits                                                                   38,080
  Deferred Expense - Net                                                     63,333
                                                                        -----------

  Total Other Assets                                                        188,361

  Total Assets                                                          $ 3,758,884
                                                                        ===========



See Notes to Financial Statements.



                                         1


COM/TECH COMMUNICATION TECHNOLOGIES, INC.
- ------------------------------------------------------------------------------


BALANCE SHEET AS OF JUNE 30, 1996.
[UNAUDITED]
- ------------------------------------------------------------------------------






Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                                      $   178,591
  Current Portion of Capitalized Lease Obligations                           40,174
  Accrued Expenses                                                           22,131
  Accrued Taxes                                                              38,342
  Other Payables                                                              7,350
                                                                        -----------

  Total Current Liabilities                                                 286,588

Long-Term Liability:
  Capitalized Lease Obligations                                              90,636

  Total Liabilities                                                         377,224

Commitments and Contingencies [5]                                                --

Stockholders' Equity:
  Common Stock, $.0001 Par Value, 25,000,000 Shares Authorized,
   3,710,000 Shares Issued and Outstanding                                      371

  Paid-in Capital                                                         6,596,951

  Retained Earnings [Deficit]                                            (3,215,662)

  Total Stockholders' Equity                                              3,381,660

  Total Liabilities and Stockholders' Equity                            $ 3,758,884
                                                                        ===========





See Notes to Financial Statements.




COM/TECH COMMUNICATION TECHNOLOGIES, INC.
- ------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
[UNAUDITED]
- ------------------------------------------------------------------------------





                                                              Three months ended
                                                                   June 30,
                                                              1 9 9 6      1 9 9 5
                                                              -------      -------

Revenues                                                   $  254,280   $   228,470

Cost of Revenues                                              163,903        91,499
                                                           ----------   -----------

  Gross Profit                                                 90,377       136,971
                                                           ----------   -----------

Operating Expenses:
  Selling Expenses                                             47,399         3,249
  Salaries, Payroll Taxes and Benefits                        234,328       103,425
  Compensation of Related Party                                87,643            --
  Consulting Fee                                               35,706        22,500
  Depreciation and Amortization                                22,927        37,275
  Rent and Utilities                                           24,713        26,325
  Other Operating Expenses                                     47,851           985
  Bad Debt Expense                                              3,500         3,500
  Professional Fees                                            22,546         6,950
  Reimbursed Related Party Expenses                            37,465            --
  Compensation Expense - Issuance of Stock [6C]                    --       330,000
  Financing Costs [7]                                              --       528,000
                                                           ----------   -----------

  Total Operating Expenses                                    564,078     1,062,209
                                                           ----------   -----------

  [Loss] from Operations                                     (473,701)     (925,238)
                                                           ----------   -----------

Other Income [Expense]:
  Interest Expense                                             (3,494)       (3,732)
  Interest Income                                              53,618         3,444
  Miscellaneous Income                                            713            --
                                                           ----------   -----------

  Total Other Income [Expense]                                 50,837          (288)
                                                           ----------   -----------

  Net [Loss]                                               $ (422,864)  $  (925,526)
                                                           ==========   ===========

  Net [Loss] Per Share                                     $     (.11)  $      (.36)
                                                           ==========   ===========

  Average Number of Shares Outstanding                      3,710,000     2,560,000
                                                           ==========   ===========



See Notes to Financial Statements.

                                         3



COM/TECH COMMUNICATION TECHNOLOGIES, INC.
- ------------------------------------------------------------------------------


STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]
- ------------------------------------------------------------------------------



                                                               Retained     Total
                                 Common Stock        Paid-in   Earnings Stockholders'
                              Shares      Amount     Capital   [Deficit]   Equity


Balance - April 1, 1996      3,710,000 $      371  $6,596,951 $(2,792,798$3,804,524

  Net [Loss]                        --         --         --    (422,864)  (422,864)
                             --------- ----------  ---------  ---------- ----------

Balance - June 30, 1996      3,710,000 $      371  $6,596,951 $(3,215,662$3,381,660
                             ========= ==========  ========== =====================




See Notes to Financial Statements.




COM/TECH COMMUNICATION TECHNOLOGIES, INC.
- ------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
[UNAUDITED]
- ------------------------------------------------------------------------------




                                                              Three months ended
                                                                   June 30,
                                                              1 9 9 6      1 9 9 5
                                                              -------      -------


  Net Cash - Operating Activities                          $ (464,185)  $     8,616
                                                           ----------   -----------

Investing Activities:
  Purchases of Equipment                                      (26,467)           --
  Note Receivable                                             (50,000)           --
  Loan Advances to Related Party                             (485,000)           --
  Repayment of Loan Advances to Officer                        28,983            --
                                                           ----------   -----------

  Net Cash - Investing Activities                            (532,484)           --
                                                           ----------   -----------

Financing Activities:
  Capital Lease Payments                                       (8,275)       (4,686)
  Deferred Offering Costs                                          --      (102,234)
  Bridge Loan Proceeds                                             --       400,000
                                                           ----------   -----------

  Net Cash - Financing Activities                              (8,275)      293,080
                                                           ----------   -----------

  Net [Decrease] Increase in Cash and Cash Equivalents     (1,004,944)      301,696

Cash and Cash Equivalents - Beginning of Periods            3,221,714        54,609
                                                           ----------   -----------

  Cash and Cash Equivalents - End of Periods               $2,216,770   $   356,305
                                                           ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                                $    3,494   $     1,549
   State and Federal Income Taxes                          $       --   $        --





See Notes to Financial Statements.

                                         5

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
[UNAUDITED]
- ------------------------------------------------------------------------------




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

[B] Cash Concentration - The Company currently has funds invested in financial instruments in the amount of approximately $1,900,000 that are subject to credit risk beyond the insured amounts.

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

[E]   Depreciation   and  Amortization  -  Depreciation  is  calculated  on  the straight-line and declining balance methods to amortize the cost of various classes of depreciable assets over their estimated useful lives, which is five years for all classes. During fiscal 1996, the Company reduced its estimate of the useful lives of its production equipment from ten to five years. Amortization of leasehold improvements is calculated on the straight-line method over the life of the lease.

[F] Deferred Expense -At the close of the public offering, the Company made a $100,000 payment to the underwriter for future financial services. Amortization is calculated on the straight-line method over the life of the agreement which is five years. Amortization expense as of June 30, 1996 was approximately $16,700.

[G] Basis of Reporting - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary to make the interim financial statements not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes for the year ended March 31, 1996 included in the Com/Tech Communication Technologies, Inc. Form 10-KSB.

[H] Stock Options and Similar Equity Instruments Issued to Employees - The Company uses the intrinsic value method to recognize compensation expense in accordance with Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, compensation expense for stock based compensation is computed as the excess of the market price of the stock over the option price on the measurement date.

[I] Revenue Recognition - The Company's policy is to record revenue when services are performed.

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
- ------------------------------------------------------------------------------



[2] Summary of Significant Accounting Policies [Continued]

[J] Net [Loss] Per Share - Net [loss] per share was calculated based on the weighted average number of shares outstanding during the periods presented. Common share equivalents are included when dilutive.

[K] Reclassification - Certain prior year items have been reclassified to conform with the current year's presentation.

[L] Business Concentrations - For the three months ended June 30, 1996, the Company had net sales to two customers, that derived approximately 33% and 15% of net sales. For the three months ended June 30, 1995, two different customers derived approximately 33% and 22% of net sales.

[3] Related Party Transactions

[A] Loan Receivable Officer - The loan receivable was a demand loan with interest at 9% per annum to the President of the Company. On March 31, 1995, the balance of $144,914 was converted to an installment loan with a five-year term and interest of 9% per annum. In June of 1996, the Company agreed to convert a receivable including interest totaling approximately $43,000 from the officer as a salary distribution for 1996.

[B] Related Party Receivable - The Company in exchange for demand notes advanced a total of $750,000 through June 30, 1996 to a partnership of which the Company's chairman has an interest. The demand notes accrue interest quarterly at a rate of 2% above prime. On July 11, 1996, $265,000 and on August 9, 1996, $80,000 plus interest computed to June 30, 1996 was repaid by the partnership.

[C] Reimbursed Related Party - The following schedule represents expenses which were reimbursed to a partnership, of which the Chairman has an interest, during the three months ended June 30, 1996 and 1995:

                                       June 30,
                                  1 9 9 6    1 9 9 5

Selling Expense                 $    8,857 $       --
Consulting                             969         --
Rent                                19,248         --
Other Expenses                       8,391         --
                                ---------- ----------

  Totals                        $   37,465 $       --
  ------                        ========== ==========

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
- ------------------------------------------------------------------------------



[4] Capital Lease Obligation

Capital Lease Obligation - The Company is the lessee of certain video production equipment under capital leases entered into and expiring in various years through the year 2001. The assets and liabilities under capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The leased assets are amortized over the related lease terms. Property held under capital leases included in equipment is $166,376. Amortization of assets under capital leases is included in depreciation expense and amounted to approximately $7,200 for the three months ended June 30, 1996. Minimum future lease payments under capital leases as of June 30, 1996, for each of the next five years and in the aggregate are:

Twelve months
   ending
   June 30,
    1997                                        $    52,655
    1998                                             39,824
    1999                                             26,994
    2000                                             24,575
    2001                                             13,100
    Thereafter                                           --
                                                -----------

    Total                                           157,148
    Less:  Amount Representing Interest              26,338

    Present Value of Minimum Lease Payment          130,810
    Less:  Current Portion                           40,174

    Total                                       $    90,636
    -----                                       ===========

Interest rates on capitalized leases vary from 8% to 18% and are imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

In July 1996,  the Company  entered  into  capital  leases for video  production
equipment.   Minimum   future  lease   payments   under  this  lease   aggregate
approximately $1,691 per month and expires in 2001.

[5] Operating Lease Commitments and Contingencies

Lease - The Company leases its premises under a seven year operating lease, expiring January 31, 2001. In addition to the minimum rentals, the Company is also required to pay its share of insurance, utilities and any escalation in real estate taxes.

Minimum lease obligations are approximately as follows:

Twelve months
   ending
  March 31,
   1997                                         $   105,300
   1998                                             105,300
   1999                                             105,300
   2000                                             105,300
   2001                                              61,425
   Thereafter                                            --
                                                -----------

   Total                                        $   482,625
   -----                                        ===========

Rent expense amounted to $21,675 and $23,287 for the three months ended June 30, 1996 and 1995, respectively.

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
- ------------------------------------------------------------------------------



[6] Equity

[A] Amendment to Certificate of Incorporation - On May 11, 1995, the Company amended its certificate of incorporation to increase the number of authorized shares of common stock from 200 to 25,000,000 and change the par value from no par value to $.0001 par value. In addition, the Company authorized 1,000,000 shares of preferred stock.

[B] Stock Split - On May 12, 1995, the Company effected a 10,000 for 1 stock split of the outstanding shares of common stock of the Company by changing the 200 then outstanding shares of common stock, no par value, into 2,000,000 shares of common stock of the Company, with $.0001 par value. All share data has been adjusted to reflect this change.

[C] Equity Transaction - On May 17, 1995, 100,000 shares of the Company's common stock were issued to employees of the Company. A compensation expense of approximately $330,000 was incurred in the June 1995 quarter as a result of the issuance of these shares.

[D] Public Offering - The Company filed a registration statement of 1,000,000 units at $5.00 per unit, which was declared effective in August of 1995. Each unit consisted of one share of common stock. The Company successfully closed this public offering with an over allotment of 150,000 units exercised and received net proceeds of $4,549,988 on August 23, 1995. Bridge notes of $409,293 including accrued interest, underwriting costs of $690,719 and a prepaid consulting fee of $100,000 were paid at the closing.

[E] Stock Option Plan - The Option Plan provides for issuance of incentive stock options and non-qualified stock options to key employees. 300,199 options to purchase restricted shares of common stock, are exercisable at $3.30 per share until December 31, 1999 and 3,500 options to purchase restricted shares of common stock are exercisable at $3.75 per share until March 31, 1999, for a total of 303,699 options outstanding.

On April 22, 1996, the Company granted options to the president of the Company to purchase 150,000 shares of restricted common stock for $3.00 per share, which approximates fair market value. The options are exercisable for a three year period.

[7] Bridge Note Payable

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

[8] Acquisitions

[A] Note Receivable - On April 5, 1996, the Company entered into a letter of intent which is subject to FCC approval to acquire a Company which provides telecommunication services to governmental clientele. In connection with this acquisition, the Company advanced $50,000 to this entity, which is evidenced by a secured note. FCC approval is pending.

[B] Letter of Intent - On June 6, 1996, the Company entered into a letter of intent to acquire a developer of microprocessor-controlled electronic systems.






                        . . . . . . . . . . . . . . . . .

Item 2:

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

The Company has also been pursuing the acquisition of companies which offer the potential to enhance strategic goals and shareholder value. The increased focus on acquisition will provide an opportunity to build the Company's operating base faster than through internal growth alone. To this end, the Company announced in April 1996, that it had entered into a letter of intent to acquire Wireless Data Systems, Inc. ["WDS"] of Washington, D.C., subject to further negotiation and FCC approval, and to the satisfactory conclusion of the due diligence process and Board approval. WDS owns facilities in downtown Washington which provide video production services, satellite transmission, and fiberoptic lines which offer strategic links to key government clients. WDS also owns an FCC construction permit for a low powered television station to be located in Baltimore, MD, and has applied for a permit to move it to Washington. The complementary capabilities and resources of Com/Tech and WDS offer substantial opportunities for enhancing current business and developing new business in the communications technology field. Negotiations to complete the acquisition are continuing.

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

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------



Overview [Continued]

Management believes that the merging of TMS' electronic design and development capabilities with the Company's extensive communications expertise will effectively link the converging worlds of data transfer and communications to facilitate the movement of digital information for both video and control systems. The combined resources will yield substantial opportunities for the development of new business opportunities, while the strong revenue and profitability base of TMS will enhance Com/Tech's pursuit of its own strategic goals. Negotiations are proceeding to complete the acquisition.

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

Three month ended June 30, 1996 compared to the three months ended June 30, 1995

Results of Operations

Revenues for the three months ended June 30, 1996 and 1995 were approximately $254,000 and $228,000, respectively. The increase in revenues is approximately $26,000.

The gross profit for the three months ended June 30, 1996 was $90,377 or 36% as compared to $136,971 or 60% for the three months ended June 30, 1995, respectively. This decrease in gross profit was caused by additional costs incurred in connection with the use of outside facilities for remote productions and the hiring of a full-time production engineer in August of 1995. In addition, the cost of transmission services increased for the industry as a whole. The Company was unable to pass along this incremental increase to its customers.

Operating expenses for the three months ended June 30, 1996 and 1995 was $564,078 and $1,062,209, respectively, a decrease of $498,131. This decrease is attributable to a non-cash expense of $330,000 in connection with the issuance of common stock to employees and financing costs of approximately $528,000 that was incurred in conjunction with the Bridge Loans received in May of 1995. This decrease was offset by increases in salaries, payroll taxes and benefits of approximately $219,000, legal and professional fees of approximately $16,000, other operating and administrative expenses of approximately $84,000 and consulting fees of approximately $13,000. These additional expenses were incurred in connection with the Company transforming itself from a privately held corporation to a publicly held entity and the cost incurred with pursing potential acquisitions.

Selling expense increased approximately $44,000. This increase was attributable to the Company pursuing new business opportunities for the Company's existing business.

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------



Three month ended June 30, 1996 compared to the three months ended June 30, 1995

Results of Operations [Continued]

Interest expense for the three months ended June 30, 1996 and 1995 was $3,494 and $3,732, respectively.

Liquidity and Capital Resources

At June 30, 1996, the Company had working capital of $2,937,358 and cash and cash equivalents of $2,216,770. The Company utilized $464,185 from operations for the three months ended June 30, 1996 as compared to providing $8,616 from operations in 1995. The Company used $532,484 and $-0- in investing activities for the three months ended June 30, 1996 and 1995, respectively. The Company utilized $8,275 from financing activities in the three months ended June 30, 1996 as compared to generating $293,080 in the corresponding prior period which included bridge loan proceeds of $400,000.

The Company has stockholders' equity of $3,381,660 as of June 30, 1996. Should the Company require additional equity funding, it must first obtain prior written consent from the underwriter of the public offering. This restriction is for a period of 24 months after the effective date of the registration statement, which occurred on August 23, 1995. Consequently, the Company could be restricted by this underwriting agreement from meeting its liquidity needs. However, the Company is not prohibited from securing bank financing.

Impact of Inflation

The Company does not believe that inflation has had a material adverse effect on sales or income during the past periods. Increase in supplies or other operating costs could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

SIGNATURES
- ------------------------------------------------------------------------------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    Com/Tech Communication Technologies, Inc.





Date: _________________          By:/s/ Nancy Shalek
                      Nancy Shalek, Chairman of the Board,
                                    Chief Financial Officer

SIGNATURES
- ------------------------------------------------------------------------------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    Com/Tech Communication Technologies, Inc.





Date:  08/14/96
       ________          By:
                      Nancy Shalek, Chairman of the Board,
                                    Chief Financial Officer