Form 10QSB
period 1996-09-30
COM/TECH COMMUNICATION TECHNOLOGIES INC
filed 1996-11-19
CIK 945640

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                 ---------------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended September 30, 1996          Commission File Number 0-26590
                      ------------------                                 -------

                    COM/TECH COMMUNICATION TECHNOLOGIES, INC.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                              13-3146673
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

          770 Lexington Avenue
           New York, New York                                       10021
           ------------------                                       -----
(Address of principal executive offices)                          (Zip code)

Registrant's telephone number, including area code:  (212) 826-2935
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X|  No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 14, 1996 was 3,710,000.

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
================================================================================

INDEX
================================================================================

Item 1.  Financial Statements:

     Consolidated Balance Sheets as of September 30, 1996 [Unaudited]..   1 - 2

     Consolidated Statements of Operations for the three and six
       months ended September 30, 1996 and 1995 [Unaudited] ...........   3

     Consolidated Statements of Stockholders' Equity for the six
       months ended September 30, 1996 [Unaudited].....................   4

     Consolidated Statements of Cash Flows for the six months ended
       September 30, 1996 and 1995 [Unaudited].........................   5

     Consolidated Notes to Financial Statements........................   6 - 10

Item 2.  Managements' Discussion and Analysis of the Financial
         Condition and Results of Operations...........................  11 - 14

     Signature.........................................................  15


                               ..................

Item 1:

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
================================================================================
CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1996.
UNAUDITED
================================================================================

Assets:

Current Assets:
  Cash and Cash Equivalents                                           $1,273,422
  Accounts Receivable - [Net of Allowance of $19,167]                    270,604
  Loan Receivable - Officer                                               28,983
  Related Party Receivable                                               705,000
  Interest Receivable - Related Parties                                   12,903
  Prepaid Expenses                                                        66,566
  Miscellaneous Receivable                                                20,128
  Note Receivable                                                        120,972
                                                                      ----------

  Total Current Assets                                                 2,498,578
                                                                      ----------
Equipment:
  Equipment                                                            1,509,477
  Equipment Under Capitalized Leases                                     249,344
  Furniture and Fixtures                                                  38,786
  Leasehold Improvements                                                  96,989
                                                                      ----------

  Total - At Cost                                                      1,894,596
  Less:  Accumulated Depreciation                                      1,211,532
                                                                      ----------

  Equipment - Net                                                        683,064
                                                                      ----------

Other Assets:
  Loan Receivable - Officer                                               86,948
  Deposits                                                               265,786
  Deferred Expense - Net                                                  71,233
  Organizational Cost - Net                                               13,236
  Goodwill - Net                                                         115,860
                                                                      ----------

  Total Other Assets                                                     553,063
                                                                      ----------

  Total Assets                                                        $3,734,705
                                                                      ==========


See Notes to Financial Statements.

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
================================================================================
CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1996.
[UNAUDITED]
================================================================================

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                                  $   209,563
  Current Portion of Capitalized Lease Obligations                       54,797
  Current Portion of Long-Term Debt                                      44,850
  Accrued Expenses                                                      164,528
  Accrued Taxes                                                          42,217
  Other Payables                                                          7,054
                                                                    -----------

  Total Current Liabilities                                             523,009
                                                                    -----------
Long-Term Liabilities:
  Capitalized Lease Obligations                                         149,439
  Note Payable                                                          158,254
                                                                    -----------

  Total Long-Term Liabilities                                           307,693
                                                                    -----------
Commitments and Contingencies [6]

Stockholders' Equity:
  Common Stock, $.0001 Par Value, 25,000,000 Shares
    Authorized, 3,710,000 Shares Issued and Outstanding                     371
  Paid-in Capital                                                     6,596,951
  Retained Earnings [Deficit]                                        (3,693,319)
                                                                    -----------

  Total Stockholders' Equity                                          2,904,003
                                                                    -----------

  Total Liabilities and Stockholders' Equity                        $ 3,734,705
                                                                    ===========


See Notes to Financial Statements.

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
================================================================================
CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
================================================================================

                                            Three months ended           Six months ended
                                              September 30,               September 30,
                                        -------------------------   -------------------------
                                            1996          1995          1996          1995
                                            ----          ----          ----          ----
Revenues                                $   442,044   $   224,952   $   696,324   $   453,422

Cost of Revenues                            279,488       105,516       443,391       242,098
                                        -----------   -----------   -----------   -----------

  Gross Profit                              162,556       119,436       252,933       211,324
                                        -----------   -----------   -----------   -----------

Operating Expenses:
  Selling Expenses                           65,132        79,167       112,531        88,073
  Salaries, Payroll Taxes and Benefits      212,230       200,672       446,558       244,663
  Compensation of Related Party              45,000          --         132,643          --
  Consulting Fee                             21,093        27,667        56,799        50,167
  Depreciation and Amortization              29,970        37,252        52,897        74,527
  Rent and Utilities                         55,673        37,008        80,386        61,709
  Other Operating Expenses                   74,609        40,497       122,460        52,010
  Bad Debt Expense                            5,000        10,500         8,500        14,000
  Professional Fees                         139,032         3,686       161,578        10,426
  Reimbursed Related Party Expenses          35,286          --          72,751          --
  Compensation Expense - Issuance
    of Stock [6C]                              --            --            --         330,000
  Financing Costs [7]                          --         792,000          --       1,320,000
                                        -----------   -----------   -----------   -----------

  Total Operating Expenses                  683,025     1,228,449     1,247,103     2,245,575
                                        -----------   -----------   -----------   -----------

  [Loss] from Operations                   (520,469)   (1,109,013)     (994,170)   (2,034,251)
                                        -----------   -----------   -----------   -----------

Other Income [Expense]:
  Interest Expense                           (5,387)      (12,880)       (8,881)      (16,612)
  Interest Income                            48,196        24,068       101,814        27,512
  Gain on Disposal of Equipment                --          11,332          --          11,332
  Miscellaneous Income                            3          --             716          --
                                        -----------   -----------   -----------   -----------

  Total Other Income [Expense]               42,812        22,520        93,649        22,232
                                        -----------   -----------   -----------   -----------

  Net [Loss]                            $  (477,657)  $(1,086,493)  $  (900,521)  $(2,012,019)
                                        ===========   ===========   ===========   ===========

  Net [Loss] Per Share                  $      (.13)  $      (.36)  $      (.24)  $      (.72)
                                        ===========   ===========   ===========   ===========

  Average Number of Shares
    Outstanding                           3,710,000     3,040,220     3,710,000     2,798,798
                                        ===========   ===========   ===========   ===========


See Notes to Financial Statements.

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
================================================================================
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]
================================================================================

                                     Common Stock                     Retained       Total
                                ----------------------    Paid-in     Earnings   Stockholders'
                                  Shares      Amount      Capital    [Deficit]       Equity
                                  ------      ------      -------    ---------       ------
Balance - April 1, 1996         3,710,000  $       371  $ 6,596,951  $(2,792,798)  $ 3,804,524

  Net [Loss]                         --           --           --       (900,521)     (900,521)
                                ---------  -----------  -----------  -----------   -----------

Balance - September 30, 1996    3,710,000  $       371  $ 6,596,951  $(3,693,319)  $ 2,904,003
                                =========  ===========  ===========  ===========   ===========


See Notes to Financial Statements.

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
================================================================================
CONSOLIDATED STATEMENT OF CASH FLOWS
[UNAUDITED]
================================================================================
                                                           Six months ended
                                                             September 30,
                                                      --------------------------
                                                          1996          1995
                                                          ----          ----

  Net Cash - Operating Activities                     $  (934,832)  $  (567,807)
                                                      -----------   -----------

Investing Activities:
  Purchases of Equipment                                  (99,965)      (28,863)
  Increase in Deposit                                    (227,706)       (1,180)
  Increase in Investment                                 (116,223)         --
  Increase in Organizational Cost                         (13,575)         --
  Note Receivable                                        (120,972)         --
  Loan Advances to Related Party                         (885,000)         --
  Repayment from Related Party                            445,000          --
  Repayment of Loan Advances to Officer                    28,983          --
                                                      -----------   -----------

  Net Cash - Investing Activities                        (989,458)      (30,043)
                                                      -----------   -----------

Financing Activities:
  Capital Lease Payments                                  (17,817)       (9,616)
  Repayment of Note Payable                                (6,185)         --
  Deferred Offering Costs                                    --      (1,200,012)
  Bridge Loan Proceeds                                       --         400,000
  Repayment of Bridge Loan                                   --        (400,000)
  Exercise of Underwriter's Warrants                         --             100
  Proceeds from Initial Public Offering                      --       5,750,000
                                                      -----------   -----------

  Net Cash - Financing Activities                         (24,002)    4,540,472
                                                      -----------   -----------

  Net [Decrease] Increase in Cash and Cash
    Equivalents                                        (1,948,292)    3,942,622

Cash and Cash Equivalents - Beginning of Periods        3,221,714        54,609
                                                      -----------   -----------

  Cash and Cash Equivalents - End of Periods          $ 1,273,422   $ 3,997,231
                                                      ===========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                                          $     8,881   $    16,612
    State and Federal Income Taxes                           --            --

Supplemental Disclosure of Non-Cash Transaction:


On August 16, 1996 the Company purchased sound equipment in exchange for a secured note payable in the amount of $209,289 (see Note 4).


See Notes to Financial Statements.

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
================================================================================
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS, Sheet #1
(UNAUDITED)
================================================================================

[1] Organization and Business

Com/Tech Communication Technologies, Inc. (the "Company") provides video and teleconferencing multi-media services from two locations in the New York metropolitan area and, through its wholly-owned subsidiary, Olympic Sound Studio, Inc. ("OSSI"), operates a feature film post-production sound studio in Los Angeles, California. The Company was incorporated in the State of New York on July 19, 1982 under the name A.C.T. Advanced Communication Technologies, Inc. On July 20, 1982, the Certificate of Incorporation was amended, changing the name of the Company to Com/Tech Communication Technologies, Inc. On August 6, 1996, the Company incorporated OSSI in the State of Delaware. Subsequently OSSI purchased for a total of $371,223 certain assets, including the right, title and interest in and to the names "Olympic Sound Studios" and "Olympic Boulevard Sound Studios" from the company which had previously occupied the facility. Of this amount, $116,223 has been classified as Goodwill (see note 2N).

[2] Summary of Significant Accounting Policies

[A] Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

[B] Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Olympic Sound Studio, Inc. Material inter-company transactions and balances have been eliminated in consolidation.

[C] Cash Concentration - The Company currently has funds invested in financial instruments in the amount of approximately $1,093,000 that are subject to credit risk beyond the insured amounts.

[D] Concentration of Credit Risk - The Company routinely assesses the financial strength of its customers and based upon factors surrounding the credit risk of its customers believes, that after providing an allowance for bad debts, its accounts receivable credit risk is limited.

[E] Equipment - Equipment, furniture and fixtures, and leasehold improvements are stated at cost. Expenditures for maintenance, repairs and minor renewals are expensed as incurred. When assets are retired, or otherwise disposed of, the related cost and accumulated depreciation are removed from their respective accounts and any profit or loss on such disposition is included in operations.

[F] Depreciation and Amortization - Depreciation is calculated on the straight-line and declining balance methods to amortize the cost of various classes of depreciable assets over their estimated useful lives, which range from three to five years for all classes. During fiscal 1996, the Company reduced its estimate of the useful lives of its production equipment from ten to five years. Amortization of leasehold improvements is calculated on the straight-line method over the life of the lease.

[G] Deferred Expense - At the close of the public offering, the Company made a $100,000 payment to the underwriter for future financial services. Accumulated amortization is calculated on the straight-line method over the life of the agreement which is five years. Accumulated amortization as of September 30, 1996 was approximately $21,700.

[H] Basis of Reporting - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments necessary in order to make the interim financial statements not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes for the year ended March 31, 1996 included in the Com/Tech Communication Technologies, Inc. report on Form 10-KSB.

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
================================================================================
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS, Sheet #2
(UNAUDITED)
================================================================================

[2] Summary of Significant Accounting Policies [continued]

[I] Stock Options and Similar Equity Instruments Issued to Employees - The Company uses the intrinsic value method to recognize compensation expense in accordance with Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees."

[J] Revenue Recognition - The Company's policy is to record revenue when services are performed.

[H] Net [Loss] Per Share - Net [loss] per share was calculated based on the weighted average number of shares outstanding during the periods presented. Common share equivalents are included when dilutive.

[L] Reclassification - Certain prior year items have been reclassified to conform with the current year's presentation.

[M] Business Concentrations - For the six months ended September 30, 1996, the Company had net sales to three customers that derived over 10 % of sales individually. Approximately 25.1%, 15.0% and 11.0% of the Company's net sales were derived from NCI Advertising Inc., Jennison Associates Capital Corp. and PLC, Inc., respectively. For the six months ended September 30, 1995, the Company had net sales to two customers that derived over 10% of sales individually. Approximately 37.4% and 31.6% of the Company's net sales were derived from The National Broadcasting Company and PLC, Inc., respectively.

[N] Goodwill and Organizational Cost - Goodwill is amortized on the straight line basis over a 40 year period. Organizational Cost, which was incurred in connection with the formation of OSSI, is amortized on the straight line basis over a 5 year period. Total amortization for the six months ended September 30, 1996 was $363 for Goodwill and $339 for Organizational Cost.

[3] Related Party Transactions

[A] Loan Receivable Officer - The loan receivable was a demand loan with interest at 9% per annum to the then President of the Company (now its Chief Executive Officer). On March 31, 1995, the balance of $144,914 was converted to an installment loan with a five-year term and interest of 9% per annum. In June of 1996, the Company agreed to convert an installment payment totaling approximately $43,000 from the officer as a salary distribution.

[B] Related Party Receivable - The Company in exchange for demand notes advanced a total of $1,150,000 through September 30, 1996 to MarketLink, a partnership in which the Company's Chairman has an interest. The demand notes accrue interest quarterly at a rate of 2% above prime or 10 1/4%. Principal payments of $265,000, $80,000 and $100,000 were made by the partnership on July 11, 1996, August 9, 1996 and September 30, 1996, respectively plus interest of $38,319.

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
================================================================================
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
================================================================================

[3] Related Party Transactions [continued]

[C] Reimbursed Related Party - The following schedule represents expenses which were reimbursed during the six months ended September 30, 1996 and 1995 to MarketLink, a partnership, in which the Company's Chairman has an interest:

                                                       September 30,
                                               -----------------------------
                                                  1996               1995
                                                  ----               ----
Selling Expense                                $  20,746          $     --
Consulting                                           969                --
Rent                                              35,775                --
Other Expenses                                    15,261                --
                                               ---------          ----------

   Total                                       $  72,751          $     --
   -----                                       =========          ==========

[4] Note Payable

In September, 1996 OSSI entered into a note in connection with its purchase of sound equipment for a total amount of $255,000. The note payable matures on August 16, 2000 and does not carry any interest. However, in accordance with Accounting Principles Board Opinion No. 21, Interest on Receivables and Payables, the Company imputed interest using a rate of 2% over prime or 10.25%. Payments under this liability over the life of the note as of September 30, 1996 are as follows:

Twelve months
   ending
September 30,
-------------

1997                                                                $   63,600
1998                                                                    63,600
1999                                                                    63,600
2000                                                                    56,250
                                                                    ----------

Total                                                                  247,050
Less: Amount Representing Imputed Interest                              43,946
                                                                    ----------

Present Value of Note Payable                                          203,104
Less: Current Portion                                                   44,850
                                                                    ----------

   Total                                                            $  158,254
   -----                                                            ==========

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
================================================================================
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
================================================================================

[5] Equity

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

[E] Stock Option Plan - The Company has two option plans: a Non-Qualified Plan (the "Non-Qualified Plan") and an Incentive Option and Stock Appreciation Rights Plan (the "Incentive Option Plan"). The plans provide for the issuance of non-qualified and qualified stock options as well as stock appreciation rights ("SAR") to key employees. Under the Non-Qualified Plan, the following stock options are outstanding: (1) 300,199 options to purchase restricted shares of common stock which are exercisable at $3.30 per share through December 31, 1999,
(2) 3,500 options to purchase restricted shares of common stock which are exercisable at $3.75 per share through March 31, 1999, and (3) 150,000 options to purchase restricted shares of common stock which are exercisable at $3.00 per share through April 21, 1999. The exercise prices for the options granted were determined at the time of each grant after giving consideration to market price on the date of grant and the restricted nature of the underlying stock, amount other things. No options or SAR's have been granted under the Incentive Option Plan. All options have been approved by the Company's Board of Directors.

[6] New Authoritative Pronouncements

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in March of 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS no. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. SFAS No. 121 may have a material impact on the Company's financial statement.

The FASB has also issued SFAS No. 123 "Accounting for Stock-Based Compensation," in October 1995. SFAS No. 123 uses a fair value based method of recognition for stock options and similar equity instruments issued to employees as contrasted to the intrinsic valued based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The recognition requirements of SFAS No. 123 are effective for

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
================================================================================
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]
================================================================================

[6] New Authoritative Pronouncements (continued)

transactions entered into in fiscal years that begin after December 15, 1995. The Company will continue to apply Opinion No. 25 in recognizing its stock based employee arrangements. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The Company adopted the disclosure requirements on January 1, 1996. SFAS 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounting for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. This requirement is effective for transactions entered into after December 15, 1995. The FASB has also issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which is effective for transactions occurring after December 31, 1996. SFAS No. 125 is not expected to have a material impact on the Company's financial statements.

Effective December 31, 1995, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments" which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

In assessing the fair value of financial instruments, the Company used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents, trade receivables, related party and note receivable, and trade payables, it was concluded that the carrying amount approximated fair value for these instruments because of their short maturities.

[7] Acquisitions

[A] Note Receivable - On April 5, 1996, the Company entered into a letter of intent to acquire Wireless Data Systems, Inc. ("WDS"). WDS owns facilities in downtown Washington, D.C. which provide video production services, satellite transmission, and fiber optic lines which deliver timely information to government clients. In connection with this acquisition, the Company advanced $116,943 to WDS through September 30, 1996, and in an additional $35,000 through November 14, 1996. These advances are evidenced by secured notes and accrue interest at the rate of 2% over prime.

[B] Letter of Intent - On June 6, 1996, the Company entered into a letter of intent to acquire Triangle MicroSystems, Inc., a developer of microprocessor-controlled electronic systems. Although the letter of intent expired October 31, 1996, the parties have continued their negotiations and document preparation and review.


                        . . . . . . . . . . . . . . . . .

Item 2:

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
================================================================================
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
================================================================================

Overview

The Company initiated operations on July 19, 1982. To date, the Company has derived a significant amount of its revenues from the provision of video and communications technology services in several areas of business:

o Private Networks: The Company designs, produces and manages distance learning and informational video programs for the medical, financial and insurance communities. Distance learning is sometimes referred to as "the electronic classroom" and involves the transmission of educational curriculum material between a central studio site and multiple classroom sites at locations around the country. Often these programs offer interactive communications so that the students can ask questions and otherwise interact with the instructors.

o Satellite Press Tours: The Company produces and transmits live "satellite press tours" through which media personalities may be interviewed by talk show hosts on TV programs around the country with all of the interviews emanating from the Company's New York studio.

o Multi-Media Production: Com/Tech provides the facilities and the technical expertise to convert standard linear television programs to interactive television, distance learning curricula, and site-specific computer-controlled entertainment and advertising programming.

o Consulting: The Company provides consulting services to clients who require solutions to multi- media and other communications problems.

The Company currently maintains a video production and editing studio with satellite transmission facilities in New York City, and a sound studio in Los Angeles, California.

The Company is in the process of expanding its business opportunities in several areas with the proceeds of its public offering. Initially, the Company had intended to construct a number of satellite downlink sites around the country to receive distance learning transmissions. However, the increased costs of satellite transmission in the past year, the proliferation of private satellite systems, and the rapid development of wide-band land lines for telecommunications led the Company to conclude that it would be more beneficial to invest in other areas of communications technology.

Consequently, the Company has been pursuing the development of services and the acquisition of companies which offer the potential to enhance its strategic goals and shareholder value. The increased focus on acquisitions should provide an opportunity to build the Company's operating base faster than through internal growth alone. To this end, the Company announced in April 1996, that it had entered into a letter of intent to acquire Wireless Data Systems, Inc. ("WDS") of Washington, D.C. WDS owns facilities in downtown Washington which provide video production services, satellite transmission, and fiber optic lines which deliver timely information to government clients. WDS also owns an FCC construction permit for a low powered television station to be located in Baltimore, MD, and has applied for a permit to move it to Washington. The station became operational in Baltimore in October, 1996. The parties have entered into a Stock Purchase Agreement, the closing of which is subject to, among other things, the satisfactory conclusion of the due diligence process, final approval of the Company's Board of Directors, and, as to certain FCC licenses, FCC approval.

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
================================================================================
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
================================================================================

Overview (continued)

The Company has also entered into a letter of intent to acquire Triangle MicroSystems, Inc. ("TMS"), a privately-held company, located in Raleigh, North Carolina, which designs and develops electronic-based control instrumentation and data transfer systems. Although the letter of intent expired on October 31, 1996, the parties have continued their negotiations and document preparation and review. The transaction is subject to among other things, the execution and delivery of a definitive purchase agreement and related documentation, the satisfactory conclusion of the due diligence process, approval of the Company's Board of Directors, and obtaining bank financing. Triangle MicroSystems, incorporated in 1979, is a developer of microprocessor-controlled electronic systems for the control and transfer of both digital and analog data. TMS has developed systems for use in various industries including microprocessor-based electronic gasoline pump controllers; point of sale/credit authorization control systems; and state-of-the-art building environmental controls and automation systems ("smart buildings").

On August 6, 1996 Com/Tech formed a new wholly-owned subsidiary, Olympic Sound Studio, Inc. ("OSSI") to provide feature film post-production sound mixing, and signed a seven-year lease for a sound studio facility in Los Angeles, California. OSSI then acquired certain of the assets of the company which had previously occupied the facility. In August, OSSI purchased a state-of-the-art sound mixing console and retained the services of several highly regarded sound mixers. The facility became operational in mid-September, and has already provided services to major studios, including Paramount Pictures, Columbia/TriStar Pictures, Walt Disney Company, and de Laurentiis Films.

Six month ended September 30, 1996 compared to the six months ended September 30, 1995

Results of Operations

Revenues for the six months ended September 30, 1996 and 1995 were approximately $696,000 and $453,000, respectively. The increase in revenues is approximately $243,000, of which approximately $86,000 is attributable to OSSI, and approximately $120,000 is attributable to an increase in remote and post-production services provided by its New York facilities.

The gross profit for the six months ended September 30, 1996 was $252,933 or 36.3% as compared to $211,324 or 46.6% for the six months ended September 30, 1995. This decrease in gross profit margin was caused by additional costs incurred in connection with the use of outside facilities for remote productions, the hiring of a full-time production engineer in August of 1995 and higher costs attributable to the start-up of OSSI.

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
================================================================================
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
================================================================================

Six month ended September 30, 1996 compared to the six months ended September 30, 1995

Results of Operations [Continued]

Operating expenses for the six months ended September 30, 1996 and 1995 were approximately $1,247,000 and $2,246,000, respectively. The decrease of approximately $990,000 is attributable to decreases in non-cash expenses of $330,000 (incurred in connection with the issuance of common stock to employees), and financing costs of approximately $1,320,000 (incurred in conjunction with the Bridge Loans received in May of 1995). The decrease in operating expenses was offset by increases in salaries, payroll taxes and benefits of approximately $335,000, legal and professional fees of approximately $151,000, other operating and administrative expenses of approximately $143,000, and rent and utilities of approximately $18,500. These increases were a result of additional expenses incurred in connection with both the Company's transformation from a privately held corporation to a publicly held entity and its active pursuit of potential acquisitions.

Selling expense increased approximately $24,500. This increase was attributable to the Company pursuing new business opportunities for the Company's existing business.

Interest expense for the six months ended September 30, 1996 and 1995 was $8,881 and $16,612, respectively.

Liquidity and Capital Resources

At September 30, 1996, the Company had working capital of $1,975,569 and cash and cash equivalents of $1,273,422. The Company utilized $934,832 from operations for the six months ended September 30, 1996 as compared to utilizing $567,807 from operations in 1995. The Company used $989,458 and $30,043 in investing activities for the six months ended September 30, 1996 and 1995, respectively. The Company utilized $24,002 from financing activities in the six months ended September 30, 1996 as compared to generating a net of $4,540,472 in the corresponding prior period. This charge is attributable to the net proceeds from the public offering of $4,549,988 in August of 1995 offset by payments of capital lease obligations of $9,616.

The Company had stockholders' equity of $2,904,003 as of September 30, 1996. Should the Company require additional equity funding, it must first obtain prior written consent from the underwriter of the public offering. This restriction is for a period of 24 months after the effective date of the registration statement, or until August 23, 1997. Consequently, the Company could be restricted by this underwriting agreement from meeting its liquidity needs. However, the Company is not prohibited from securing bank financing.

                    CAUTIONARY AND FORWARD LOOKING STATEMENTS

From time to time, the Company may make statements which constitute or contain "forward-looking" information as that term is defined in the PRIVATE SECURITIES LITIGATION REFORM ACT of 1995 (the "Act") or by the Securities and Exchange Commission in its rules, regulations and releases. The Company therefore cautions shareholders and investors that any such forward-looking statements made by the Company are no guarantees of future performance and that actual results may differ materially from those projected or suggested in any forward-looking statements as the result of a wide variety of factors, which include but are not limited to the factors and conditions set forth below:

o Competition within the video production and multi-media teleconferencing industries, including satellite use and availability, technological features and reliability, price and service or other activities necessary in order to preserve or gain market share;

o The Company's reliance upon the proper and continuous functioning of the satellite used to relay satellite television network programming;

o Rapid technological change, characterized by frequent new product and feature introductions which affect the market for the Company's services;

o    The Company's ability to protect the technology it develops;

o In the event that the acquisitions of Wireless Data Systems, Inc. and Triangle MicroSystems, Inc., or any other acquisitions, are consummated, difficulties in integrating the acquired businesses, which may require significant management attention and may place significant demands on the Company's operations, information systems and financial resources.

o The costs and effects of unanticipated legal and administrative proceedings.

The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

SIGNATURES
================================================================================

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Com/Tech Communication Technologies, Inc.




Date: November 18, 1996                By: /s/ Nancy Shalek
     -------------------------             ------------------------------------
                                           Nancy Shalek, Chairman of the Board,
                                           Chief Financial Officer