Form 10QSB
period 1996-12-31
COM/TECH COMMUNICATION TECHNOLOGIES INC
filed 1997-02-19
CIK 945640

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   ----------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended December 31, 1996          Commission File Number  0-26590
                      -----------------                                  -------

                    COM/TECH COMMUNICATION TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  New York                                 13-3146673
       -------------------------------                 ------------------
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                 Identification No.)

            770 Lexington Avenue
             New York, New York                               10021
   ---------------------------------------                  ----------
   (Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code:  (212) 826-2935

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 18, 1997 was 3,710,000.

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
INDEX
--------------------------------------------------------------------------------


Part 1.  Financial Information

Item 1.  Financial Statements:

     Consolidated Balance Sheets as of December 31, 1996
     [Unaudited]......................................................  1......2

     Consolidated Statements of Operations for the three and
     nine months ended December 31, 1996 and 1995 [Unaudited].........  3......

     Consolidated Statements of Stockholders' Equity for the
     nine months ended December 31, 1996 [Unaudited]..................  4......

     Consolidated Statements of Cash Flows for the nine months
     ended December 30, 1996 and 1995 [Unaudited].....................  5......

     Consolidated Notes to Financial Statements.......................  6......9

Item 2.    Management's' Discussion and Analysis of the
           Financial Condition and Results of Operations.............. 10.....13

Part II.  Other Information

Item 1.   Legal proceedings........................................... 14 ......


     Signature........................................................ 15 ......


                                   ----------

Item 1:

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1996.
UNAUDITED
--------------------------------------------------------------------------------

Assets:

Current Assets:
   Cash and Cash Equivalents                                        $   580,496
   Accounts Receivable - [Net of Allowance of $26,198]                  312,489
   Loan Receivable - Officer                                             28,983
   Related Party Receivable                                             705,000
   Interest Receivable - Related Parties                                 34,001
   Prepaid Expenses                                                     111,471
   Miscellaneous Receivable                                              23,870
   Note Receivable                                                      151,943
                                                                    -----------

   Total Current Assets                                               1,948,253
                                                                    -----------

Equipment:
   Equipment                                                          1,573,926
   Equipment Under Capitalized Leases                                   249,344
   Furniture and Fixtures                                                41,858
   Leasehold Improvements                                                96,989
                                                                    -----------

   Total - At Cost                                                    1,962,117
   Less:  Accumulated Depreciation                                   (1,247,890)
                                                                    -----------

   Equipment - Net                                                      714,227
                                                                    -----------

Other Assets:
   Loan Receivable - Officer                                             86,948
   Deposits                                                             267,054
   Deferred Expense - Net                                                73,033
   Organizational Cost - Net                                             12,557
   Goodwill - Net                                                       115,133
                                                                    -----------

   Total Other Assets                                                   554,725
                                                                    -----------

   Total Assets                                                     $ 3,217,205
                                                                    ===========


See Notes to Financial Statements.

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1996.
[UNAUDITED]
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity:

Current Liabilities:
   Accounts Payable                                                 $   182,442
   Current Portion of Capitalized Lease Obligations                      56,591
   Current Portion of Long-Term Debt                                     46,009
   Accrued Expenses                                                     112,038
   Accrued Taxes                                                         28,640
   Other Payables                                                        67,107
                                                                    -----------

   Total Current Liabilities                                            492,827
                                                                    -----------

Long-Term Liabilities:
   Capitalized Lease Obligations                                        134,599
   Note Payable                                                         146,308
                                                                    -----------

   Total Long-Term Liabilities                                          280,907
                                                                    -----------

Commitments and Contingencies

Stockholders' Equity:
   Common Stock, $.0001 Par Value, 25,000,000
     Shares Authorized, 3,710,000 Shares Issued
     and Outstanding                                                        371

   Paid-in Capital                                                    6,596,951

   Retained Earnings [Deficit]                                       (4,153,851)
                                                                    -----------

   Total Stockholders' Equity                                         2,443,471
                                                                    -----------

   Total Liabilities and Stockholders' Equity                       $ 3,217,205
                                                                    ===========


See Notes to Financial Statements.

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
--------------------------------------------------------------------------------


                                             Three months ended          Nine months ended
                                                 December 31,               December 31,
                                                 ------------               ------------
                                            1 9 9 6       1 9 9 5       1 9 9 6      1 9 9 5
                                            -------       -------       -------      -------
Revenues                                 $   681,859   $   387,427   $ 1,378,183   $   840,849

Cost of Revenues                             508,549       227,974       951,940       470,072
                                         -----------   -----------   -----------   -----------

   Gross Profit                              173,310       159,453       426,243       370,777
                                         -----------   -----------   -----------   -----------

Operating Expenses:
   Selling Expenses                           60,437        89,326       172,968       163,861
   Salaries, Payroll Taxes and Benefits      216,376       112,478       662,934       312,141
   Compensation of Related Party              45,000        45,000       177,643        90,000
   Consulting Fee                             18,889        21,500        75,688        71,667
   Depreciation and Amortization              37,763        38,587        90,660       113,114
   Rent and Utilities                         70,939        24,713       151,325        74,126
   Other Operating Expenses                   78,896       105,721       201,356       154,024
   Bad Debt Expense                            7,031        38,521        15,531        52,521
Professional Fees                             92,297        15,208       253,875        25,634
   Reimbursed Related Party Expenses          33,178        35,027       105,929        64,568
   Compensation Expense - Issuance
     of Stock [6C]                              --            --            --         330,000
   Financing Costs [7]                          --            --            --       1,320,000
                                         -----------   -----------   -----------   -----------

   Total Operating Expenses                  660,806       526,081     1,907,909     2,771,656
                                         -----------   -----------   -----------   -----------

   [Loss] from Operations                   (487,496)     (366,628)   (1,481,666)   (2,400,879)
                                         -----------   -----------   -----------   -----------

Other Income [Expense]:
   Interest Expense                          (10,613)       (4,453)      (19,494)      (21,065)
   Interest Income                            15,556        48,004        78,841        73,332
   Interest Income-Related Party              21,956        12,929        60,485        15,113
   Gain on Disposal of Equipment                --            --            --          11,332
   Miscellaneous Income                           65          --             781          --
                                         -----------   -----------   -----------   -----------
   Total Other Income [Expense]               26,964        56,480       120,613        78,712
                                         -----------   -----------   -----------   -----------

   Net [Loss]                            $  (460,532)  $  (310,148)  $(1,361,053)   (2,322,167)
                                         ===========   ===========   ===========   ===========

   Net [Loss] Per Share                  $      (.12)  $      (.08)  $      (.37)  $      (.78)
                                         ===========   ===========   ===========   ===========

Average Number of Shares
     Outstanding                           3,710,000     3,710,000     3,710,000     2,981,454
                                         ===========   ===========   ===========   ===========


See Notes to Financial Statements.

COM/TECH COMMUNICATION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]


                                   Common Stock                 Retained       Total
                                  ---------------   Paid-in     Earnings   Stockholders'
                                  Shares   Amount   Capital     [Deficit]     Equity
                                  ------   ------   -------     --------   -------------
Balance - April 1, 1996          3,710,000  $371  $6,596,951  $(2,792,798)  $ 3,804,524
                                 ---------  ----  ----------  -----------   -----------

   Net [Loss]                         --     --         --     (1,361,053)   (1,361,053)
                                 ---------  ----  ----------  -----------   -----------

Balance - December 31, 1996      3,710,000  $371  $6,596,951  $(4,153,851)  $ 2,443,471
                                 =========  ====  ==========  ===========   ===========


See Notes to Financial Statements.

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                         Nine months ended
                                                            December 31,
                                                       1 9 9 6        1 9 9 5
                                                       -------        -------

   Net Cash - Operating Activities                  $ (1,504,165)   $  (976,947)
                                                    -----------     -----------
Investing Activities:
   Purchases of Equipment                              (167,486)        (56,753)
   Increase in Deposit                                 (228,974)         (2,412)
   Increase in Investment                              (116,223)           --
   Increase in Organizational Cost                      (13,575)           --
   Note Receivable                                     (151,943)           --
   Loan Advances to Related Party                    (1,115,000)           --
   Repayment from Related Party                         675,000            --
   Repayment of Loan Advances to Officer                 28,983            --
                                                    -----------     -----------
   Net Cash - Investing Activities                   (1,089,218)        (59,165)
                                                    -----------     -----------
Financing Activities:
   Capital Lease Payments                               (30,863)        (15,455)
   Repayment of Note Payable                            (16,972)           --
   Bridge Loan Proceeds                                    --           400,000
   Repayment of Bridge Loan                                --          (400,000)
   Exercise of Underwriter's Warrants                      --               100
   Public Offering Costs                                   --        (1,200,012)
   Proceeds from Initial Public Offering                   --         5,750,000
                                                    -----------     -----------
   Net Cash - Financing Activities                      (47,835)      4,534,633
                                                    -----------     -----------
   Net [Decrease] Increase in Cash and
     Cash Equivalents                                (2,641,218)      3,498,521

Cash and Cash Equivalents - Beginning
     of Periods                                       3,221,714          54,609
                                                    -----------     -----------
   Cash and Cash Equivalents - End
     of Periods                                     $   580,496     $ 3,553,130
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


See Notes to Financial Statements.

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS, Sheet #1
(UNAUDITED)
--------------------------------------------------------------------------------

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

[C] Cash Concentration - The Company currently has funds invested in financial instruments in the amount of approximately $466,000 that are subject to credit risk beyond the insured amounts.

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

[G] Deferred Expense - At the close of the public offering, the Company made a $100,000 payment to the underwriter for future financial services. Accumulated amortization is calculated on the straight-line method over the life of the agreement which is five years. Accumulated amortization as of December 31, 1996 was approximately $26,700.

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS, Sheet #2
(UNAUDITED)
--------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies [continued]

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

[M] Business Concentrations - For the nine months ended December 31, 1996, the Company had net sales to one customer that accounted for more than 10 % of the Company's net sales. Approximately 18.5% of the Company's net sales were derived from NCI Advertising, Inc. For the nine months ended December 31, 1995, the Company had net sales to two customers that in each case accounted for more than 10% of the Company's net sales. Approximately 34.0% and 31.1% of the Company's net sales were derived from The National Broadcasting Company and PLC, Inc., respectively.

[N] Goodwill and Organizational Cost - Goodwill is amortized on the straight line basis over a 40 year period. Organizational Cost, which was incurred in connection with the formation of OSSI, is amortized on the straight line basis over a 5 year period. Total amortization for the nine months ended December 31, 1996 was $1,090 for Goodwill and $1,018 for Organizational Cost.

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

[B] Related Party Receivable - The Company in exchange for demand notes advanced a total of $1,375,000 through December 31, 1996 to MarketLink, a partnership in which the Company's Chairman has an interest. The demand notes accrue interest quarterly at a rate of 2% above prime or 10 1/4%. During the nine months ended December 31, 1996 principal payments aggregating $675,000 plus interest of $39,176 were made by the partnership. On January 14, 1997 an additional $95,000 was advanced to this partnership.

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
--------------------------------------------------------------------------------

[3] Related Party Transactions [continued]

[C] Reimbursed Related Party Expenses - The following schedule represents expenses which were reimbursed during the nine months ended December 31, 1996 and 1995 to MarketLink, a partnership, in which the Company's Chairman has an interest:

                                            December 31,
                                            ------------
                                      1 9 9 6          1 9 9 5
                                      -------          -------

Selling Expense                      $ 23,780         $ 14,177
Consulting                                969           18,000
Rent                                   54,571           26,048
Other Expenses                         26,609            6,343
                                     --------         --------
   Total                             $105,929         $ 64,568
                                     ========         ========

[4] Note Payable

In September, 1996 OSSI entered into a note in connection with its purchase of sound equipment for a total amount of $255,000. The note payable matures on August 16, 2000 and does not carry any interest. However, in accordance with Accounting Principles Board Opinion No. 21, Interest on Receivables and Payables, the Company imputed interest using a rate of 2% over prime or 10.25%. Payments under this liability over the life of the note as of December 31, 1996 are as follows:

Twelve months
   ending
December 31,
------------
1997                                                      $     63,600
1998                                                            63,600
1999                                                            63,600
2000                                                            40,350
                                                          ------------
Total                                                          231,150
Less: Amount Representing Imputed Interest                      38,833
                                                          ------------
Present Value of Note Payable                                  192,317
Less: Current Portion                                           46,009
                                                          ------------
Total                                                     $    146,308
                                                          ============

[5] Litigation

The Company and its Chairman are defendants, together with two other public companies, their chairmen and the Companies' underwriter, Sterling Foster & Co., Inc. in an action filed in November 1996 in the Supreme Court of the State of New York, New York County. The plaintiffs allege in the Complaint that the Company's registration statement and prospectus used in connection with the sale of the Company's securities in its initial public offering of stock contained material misstatements in violation of the Securities Act of 1933. The plaintiffs purport to bring the action on behalf of certain class stockholders and seek damages in unspecified amounts. The action is in its early stages, and the Company is in the process of preparing its response to the Complaint. Management of the Company believes that the action against the Company and its Chairman is without merit and plans to oppose it vigorously.

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
--------------------------------------------------------------------------------

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

[E] Stock Option Plan - The Company has two option plans: a Non-Qualified Plan (the "Non-Qualified Plan") and an Incentive Option and Stock Appreciation Rights Plan (the "Incentive Option Plan"). The plans provide for the issuance of non-qualified and qualified stock options as well as stock appreciation rights ("SAR") to key employees. Under the Non-Qualified Plan, the following stock options are outstanding: (1) 300,199 options to purchase restricted shares of common stock which are exercisable at $3.30 per share through December 31, 1999,
(2) 3,500 options to purchase restricted shares of common stock which are exercisable at $3.75 per share through March 31, 1999, and (3) 150,000 options to purchase restricted shares of common stock which are exercisable at $3.00 per share through April 21, 1999. The exercise prices for the options granted were determined at the time of each grant after giving consideration to market price on the date of grant and the restricted nature of the underlying stock, among other things. No options or SAR's have been granted under the Incentive Option Plan. All options have been approved by the Company's Board of Directors.

 [7] Acquisitions

Note Receivable - On April 5, 1996, the Company entered into a letter of intent to acquire Wireless Data Systems, Inc. ("WDS"). WDS owns facilities in downtown Washington, D.C. which provide video production services, satellite transmission, and fiber optic lines which deliver timely information to government clients. In connection with this acquisition, the Company advanced $151,943 to WDS through December 31, 1996. These advances are evidenced by secured notes and accrue interest at the rate of 2% over prime.

Item 2:

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

The Company currently maintains a video production and editing studio with satellite transmission facilities in New York City, and a feature film post-production sound studio in Los Angeles, California.

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

Consequently, the Company has been pursuing the development of services and the acquisition of companies which offer the potential to enhance its strategic goals and shareholder value. This focus on acquisitions is intended to provide an opportunity to build the Company's operating base faster than through internal growth alone.

 In April 1996, the Company entered into a letter of intent to acquire Wireless Data Systems, Inc. ("WDS") of Washington, D.C. WDS owns facilities in downtown Washington which provide video production services, satellite transmission, and fiber optic lines which deliver timely information to government clients. WDS also owns an FCC license for a low powered television station located in Baltimore, MD. The station became operational in Baltimore in October, 1996. The parties have entered into a Stock Purchase Agreement, the closing of which is subject to, among other things, the satisfactory conclusion of the due diligence process and, as to certain FCC licenses, FCC approval. The termination date of the Stock Purchase Agreement is February 28, 1997. As of the date hereof all of the closing conditions have not yet been satisfied, and therefore there can be no assurance that the closing under the Stock Purchase Agreement will take place.

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Overview (continued)

The Company had also entered into a letter of intent to acquire Triangle MicroSystems, Inc. ("TMS"), a privately-held company, located in Raleigh, North Carolina, which designs and develops electronic-based control instrumentation and data transfer systems. However, the parties were not able to conclude a definitive purchase agreement and negotiations were terminated.

On August 6, 1996 Com/Tech formed a new wholly-owned subsidiary, Olympic Sound Studio, Inc. ("OSSI") to provide feature film post-production sound mixing, and signed a seven-year lease for a sound studio facility in Los Angeles, California. OSSI then acquired certain of the assets of the company which had previously occupied the facility. In August 1996, OSSI purchased a state-of-the-art sound mixing console and retained the services of several highly regarded sound mixers. The facility became operational in mid-September, and is providing services to major studios, including Paramount Pictures, Columbia/TriStar Pictures, Walt Disney Company, and de Laurentiis Films.

Nine months ended December 31, 1996 compared to the nine months ended December 31, 1995

Results of Operations

Revenues for the nine months ended December 31, 1996 and 1995 were approximately $1,378,000 and $841,000, respectively. The increase in revenues is approximately $537,000, of which approximately $482,000 is attributable to OSSI, and approximately $55,000 is attributable to an increase in remote and post production services provided by its New York facilities.

The gross profit for the nine months ended December 31, 1996 was $426,243 or 30.9% as compared to $370,777 or 44.1% for the nine months ended December 31, 1995, respectively. This decrease in gross profit margin was caused by additional costs incurred in connection with the use of outside facilities for remote productions, the hiring of a full-time production engineer in August of 1995, and higher costs attributable to the start-up of OSSI.

Operating expenses for the nine months ended December 31, 1996 and 1995 were approximately $1,908,000 and $2,772,000, respectively. The decrease of approximately $864,000 is attributable to decreases in non-cash expenses of $330,000 (incurred in connection with the issuance of common stock to employees), and financing costs of approximately $1,320,000 (incurred in conjunction with the Bridge Loans received in May of 1995). The decrease in operating expenses was offset by increases in salaries, payroll taxes and benefits of approximately $438,000, legal and professional fees of approximately $228,000, other operating and administrative expenses of approximately $47,000, and rent and utilities of approximately $77,000. These increases were a result of additional expenses incurred in connection with both the Company's transformation from a privately held corporation to a publicly held entity and the start-up operations of its wholly-owned subsidiary on August 6, 1996.

Selling expense increased approximately $9,100. This increase was attributable to the Company pursuing new business opportunities for the Company's existing business.

Interest expense for the nine months ended December 31, 1996 and 1995 was $19,494 and $21,065, respectively.

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Nine months ended December 31, 1996 compared to the nine months ended December 31, 1995

Results of Operations [Continued]

Liquidity and Capital Resources

At December 31, 1996, the Company had working capital of $1,455,426 and cash equivalents of $580,496. The Company utilized cash of $1,504,165 from operations for the nine months ended December 31, 1996 as compared to utilizing cash of $976,947 from operations in 1995. The Company used cash of $1,089,218 and $59,165 in investing activities for the nine months ended December 31, 1996 and 1995, respectively. The Company utilized cash of $47,835 from financing activities in the nine months ended December 31, 1996 as compared to generating a net cash of $4,534,633 in the corresponding prior period. This change is attributable to the net proceeds from the public offering of $4,549,988 in August of 1995 offset by payments of capital lease obligations of $15, 455.

The Company had stockholders' equity of $2,443,471 as of December 31, 1996. Should the Company require additional equity funding, it must first obtain prior written consent from the underwriter of the public offering. This restriction is for a period of 24 months after the effective date of the registration statement, or until August 23, 1997. Consequently, the Company could be restricted by this underwriting agreement from meeting its liquidity needs. However, the Company is not prohibited from securing bank financing.

Cautionary and Forward Looking Statements

From time to time, the Company may make statements which constitute or contain "forward-looking" information as that term is defined in the PRIVATE SECURITIES LITIGATION REFORM ACT of 1995 (the "Act") or by the Securities and Exchange Commission in its rules, regulations and releases. The Company therefore cautions shareholders and investors that any such forward-looking statements made by the Company are no guarantee of future performance and that actual results may differ materially from those projected or suggested in any forward-looking statements as the result of a wide variety of factors, which include but are not limited to the factors and conditions set forth below:

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

COM/TECH COMMUNICATION TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Cautionary and Forward Looking Statements [Continued]

o In the event that the acquisition of Wireless Data Systems, Inc., or any other acquisitions, are consummated, difficulties in integrating the acquired businesses, which may require significant management attention and may place significant demands on the Company's operations, information systems and financial resources;

o    The costs and effects of legal and administrative proceedings;

The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                   ----------

PART II
--------------------------------------------------------------------------------

Item 1.  Legal proceedings

          The Company and its Chairman are defendants, together with two other public companies, their chairmen and the Companies' underwriter, Sterling Foster & Co., Inc. in an action filed in November 1996 in the Supreme Court of the State of New York, New York County. The plaintiffs allege in the Complaint that the Company's registration statement and prospectus used in connection with the sale of the Company's securities in its initial public offering of stock contained material misstatements in violation of the Securities Act of 1933. The plaintiffs purport to bring the action on behalf of certain class stockholders and seek damages in unspecified amounts. The action is in its early stages, and the Company is in the process of preparing its response to the Complaint. Management of the Company believes that the action against the Company and its Chairman is without merit and plans to oppose it vigorously.

SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Com/Tech Communication Technologies, Inc.


Date:  February 19, 1996               By: /s/Nancy Shalek
                                           -------------------------------------
                                           Nancy Shalek, Chairman of the Board,
                                           Chief Financial Officer